Form 10-K
period 2024-12-31
NEWMARK GROUP, INC.
filed 2025-03-03
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 28, 2024 as reported on Nasdaq, was approximately $2.6 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2025
Class A Common Stock, par value $0.01 per share	159,177,285
Class B Common Stock, par value $0.01 per share	21,285,533

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.
We anticipate that we will file such proxy statement with the SEC on or before April 30, 2025.

NEWMARK GROUP, INC.
2024 FORM 10-K ANNUAL REPORT

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

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

2023 Gosin Employment Agreement	The Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on February 10, 2023

2024 Gosin Employment Agreement	The Second Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 7, 2024

2025 Proxy Statement	Proxy statement for the Company’s 2025 Annual Meeting of Stockholders

6.125% Senior Notes	The Company’s 6.125% Senior Notes which were issued on November 6, 2018, in an original principal amount of $550.0 million and matured on November 15, 2023

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

AI	Artificial intelligence, including machine learning and generative artificial intelligence

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark multifamily capital markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

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

Class A properties
Most prestigious buildings competing for premier office users with rents above average for the area. Buildings have high quality standard finishes, state of the art systems, exceptional accessibility and a definite market presence

Class B properties
Buildings competing for a wide range of users with rents in the average range for the area. Building finishes are fair to good for the area and systems are adequate, but the building cannot compete with Class A at the same price

Class C properties	Buildings competing for tenants requiring functional space at rents below the area average

Commission-based revenues
Includes Leasing and Other Commissions, Fees from Commercial Mortgage Origination, net, Investment Sales, and Valuation & Advisory. So named because revenue-generating professionals in these businesses earn a substantial portion or all of their compensation based on their production

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

Delayed Draw Term Loan Credit Agreement	The Company’s credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of August 10, 2023

Deskeo	Space Management (d/b/a “Deskeo”)

DGCL	Delaware General Corporation Law

Employees	Includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508

EPS	Earnings Per Share

Equity Plan	Amended and Restated Newmark Group, Inc. Long Term Incentive Plan

ESG	Environmental, social and governance, including sustainability or similar items

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	Exchange agreement which provides (i) BGC Partners, (ii) Cantor, (iii) any entity controlled by either of them or by Howard W. Lutnick, and (iv) Howard W. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives, the right to exchange shares of Newmark Class A common stock into Newmark Class B common stock on a one-to-one basis up to the number then authorized but unissued

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock

FASB	Financial Accounting Standards Board

Fannie Mae	The Federal National Mortgage Association

Fannie Mae DUS	The Fannie Mae Delegated Underwriting and Servicing Program

First Cantor Credit Agreement Amendment	First Amendment to the Cantor Credit Agreement entered into on December 20, 2023

FHA	The Federal Housing Administration

FHFA	The Federal Housing Finance Agency

FOMC	Federal Open Market Committee

Forward Sales Contract	An agreement to deliver mortgages to third-party investors at a fixed price

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

Kastle Barometer
Security provider Kastle Systems tracks the number of employees in ten of the largest U.S. metropolitan areas that were physically in offices and reports that number every work week as a percentage of the typical number physically present during the first three weeks of February 2020

LEED	Leadership in Energy and Environmental Design

LIBOR	London Inter-Bank Offered Rate

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

MBA	Mortgage Bankers’ Association

McCall & Almy	McCall & Almy, Inc.

Merkel CIC Agreement	Change of Control Agreement that Stephen Merkel entered into with the Company on February 18, 2025

MPC	Monetary Policy Committee of the Bank of England

MSCI	MSCI Real Assets (formerly known as Real Capital Analytics, or “RCA”)

MSRs	Mortgage servicing rights

Nasdaq	Nasdaq, Inc. (formerly known as NASDAQ OMX Group, Inc.)

Newmark	Newmark Group, Inc., and where applicable, its consolidated subsidiaries. Also referred to as the “Company,” “we,” “us,” or “our”

Newmark & Co.	Newmark & Company Real Estate, Inc., which for the purposes of this document is defined as all of the companies acquired by BGC Partners on October 14, 2011. Comparisons in this document to our 2011 revenues are based on unaudited full year 2011 revenues for Newmark & Co.

Newmark Common Stock	Newmark Class A common stock and Newmark Class B common stock, collectively

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Entity Group	Newmark, Newmark Holdings, Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P., which is owned jointly by Newmark, Cantor, Newmark’s employee partners and other partners

NHL	Newmark Holdings Limited

Newmark Holdings limited partnership agreement	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017

Newmark IPO	The initial public offering of 23 million shares of Newmark Class A common stock at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

Newmark Research	A Newmark service providing real estate market reports and analysis to our professionals and clients

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

Producers
Customer-facing, revenue-generating professionals, including brokers, salespersons, front-office personnel, and originators, who are directly compensated based wholly or in part on the revenues they contribute to generating

Rateable Value
The U.K.’s Valuation Office Agency calculates a rateable value for each business property in England and Wales. A rateable value is an estimate of what it would cost to rent a property for a year, on a set valuation date. The property is assumed to be vacant, in reasonable repair, and available to be rented on the open market. It is also assumed that the tenant pays for the business rates taxes, repairs and insurance. The valuation date is set by law and helps make valuations consistent

Real Estate LP	CF Real Estate Finance Holdings, L.P.

Recurring revenues
Includes all pass through revenues, as well as fees from Newmark’s servicing business, GCS, property management, its flexible workspace platform, and V&A, as well as Spring11. This term may be used interchangeably with “recurring businesses” or “resilient businesses”

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

The book value of the overall loan portfolio was approximately $60 billion when Newmark was retained as an advisor by the FDIC and approximately $53 billion when the Company began marketing the loans, while the completed transactions had a combined notional value of $39.5 billion. The latter figure consisted of $21.7 billion of equity placements recorded as part of the Company’s Investment sales volumes and $17.8 billion of loan sales recorded as mortgage brokerage and debt placement

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

Trophy Building
A subset of Class A for a high-profile, prestigious, and often iconic commercial property located in a prime market area. These buildings are typically of exceptional quality and design, with state-of-the-art systems, high-end finishes, and amenities that exceed the standards of typical Class A buildings. Trophy buildings are often landmarks within their cities and attract the most prestigious tenants and command the highest rents in their respective markets. They are considered the best-in-class for office or mixed-use space and are highly sought after by institutional investors due to their status and stable cash flows

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the SEC, and future results or events could differ significantly from these forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Factors that could cause future results or events to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in this Form 10-K in Part I, Item 1A, Risk Factors, in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Cautionary Statements, and in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Except to the extent required by applicable law or regulation, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•Actions taken by central banks in major global economies, including with regards to interest rates, may have a material negative impact on our businesses.
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
•If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory, mortgage transactions and our other business lines, we may incur significant financial penalties.
•Changes in our tax rates, unavailability of certain tax credits or reliefs, exposure to additional tax liabilities or assessments or challenges to our tax positions or interpretations could adversely affect our results of operations and financial condition.
•Changes in relationships with the GSEs and HUD could materially adversely affect our ability to originate and service multifamily real estate loans through such programs, although we also provide debt and equity to our clients through other third-party capital sources. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.
•A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.
•We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.
•Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
•We and our competitors may use AI in our businesses, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.
•Howard W. Lutnick’s confirmation as the U.S. Secretary of Commerce and the loss of his services, the loss of key employees, the development of future talent, and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these key employees may adversely affect our businesses and prospects.
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
•We are a holding company, and accordingly are dependent upon distributions from Newmark OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases, of our Class A common stock.
•Reductions in our quarterly cash dividend and reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock There can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels.

•In connection with his confirmation as U.S. Secretary of Commerce, Mr. Howard Lutnick has stated his intention to divest his interests in us, Cantor and CFGM to comply with U.S. government ethics rules. We cannot predict the consequences of this divestiture.
•Our Class B common stock is held by Cantor and CFGM, whose interests may conflict with ours, and may exercise their control in a way that favors their interests to our detriment, including in competition with us for acquisitions or other business opportunities.
•Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of sales of shares of our Class A common stock by us, and the perception that such sales could occur, may adversely affect prevailing market prices for our stock.
•Ongoing scrutiny and changing expectations from stockholders, clients and customers with respect to the Company’s corporate responsibility or ESG practices may result in additional costs or risks.
•We face increasing financial, regulatory, and transitional risks associated with the effects of climate change.

PART I

ITEM 1. BUSINESS

Throughout this document Newmark Group, Inc., and where applicable, its consolidated subsidiaries, is referred to as “Newmark,” “Company,” “we,” “us,” or “our.”

Our Business

Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. We offer a diverse array of integrated services and products designed to meet the full needs of our clients.

Our investor/owner services and products include:

•capital markets consists of investment sales and commercial mortgage brokerage (which includes the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties);
•landlord (or agency) representation leasing;
•valuation and advisory;
•property management and flexible workspace solutions for owners;
•our leading commercial real estate technology platform and capabilities;
•due diligence, consulting and other advisory services;
•GSEs and FHA lending, including multifamily lending and loan servicing;
•limited loan servicing and asset management; and
•business rates for U.K. property owners.

Our corporate or occupier services and products include:

•tenant representation leasing;
•GCS, which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management;
•flexible workspace solutions for occupiers; and
•business rates for U.K. occupiers.

Our goal is to lead with extraordinary talent, data, and analytics, which together allow us to provide strategic and specialized advice. This combination enables our revenue-generating employees, including brokers, originators, and other customer-facing professionals to be highly productive and to help clients increase their efficiency and profits while optimizing their real estate portfolios.

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2024, we generated revenues of over $2.7 billion, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 9.1% of our total revenue on a consolidated basis for the year ended December 31, 2024.

Newmark’s History

Newmark was founded in New York City in 1929, with an emphasis on local investor/owner and occupier services and products and became known for having dedicated, knowledgeable, and client-focused advisors/intermediaries. Our acquisition by Cantor’s subsidiary BGC in 2011 and its subsequent investments in our business contributed to Newmark’s strong growth. From that time until we spun off from BGC in November 2018, we embarked on a rapid expansion throughout North America encompassing nearly all key business lines in the commercial real estate services sector, which included the acquisition of Berkeley Point Financial LLC in 2017. We believe our long-term growth has been a result of our management team’s strong understanding of commercial real estate as an asset class, long-term vision and deep relationships with users and owners, our strong culture of innovation and collaboration, our ability to adapt to the evolving market and to shifts in the demand for our services, and our proven track record of attracting and retaining the industry’s best talent.

Between 2011 and 2024, we increased our total revenues by a CAGR of approximately 21%. Based on reported results, we believe that our improvement was greater than the average for our publicly traded commercial real estate services peers listed in the U.S. that have reported revenues over this period, as of March 3, 2025.

Due to this long-term record of growth, we are now a top commercial real estate services platform in the United States with a rapidly expanding international footprint.

Recent Board of Directors and Executive Officers Changes

On February 18, 2025, Mr. Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard W. Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company. On February 18, 2025, the Company appointed Mr. Kyle Lutnick, son of Mr. Howard W. Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen M. Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed its Chief Executive Officer, Mr. Barry M. Gosin, as Principal Executive Officer of the Company following Mr. Howard W. Lutnick’s departure. Mr. Howard W. Lutnick has agreed to divest his interests in Newmark to comply with U.S. government ethics rules, which is expected to occur within 90 days following his confirmation, and does not expect any arrangement which involves selling shares on the open market.

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

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of capital markets services, including investment sales and mortgage brokerage (which together include debt and equity placement, fundraising, and recapitalization) of individual assets, portfolios and operating companies. We match capital providers with capital users. Our capital markets professionals have deep relationships with investors and capital sources of various composition, including government sponsored agencies, insurance companies, pension funds, real estate investment trusts, private funds, private investors, developers and construction firms.

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

Property Management and Flexible Workspace Solutions. We provide property management services on a contractual basis to owners and investors in office (including medical and life sciences offices), industrial and retail properties. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We also offer amenity-rich and flexible work environments across a network of offices, located primarily in Europe and North America. These businesses also give us better insight into our clients’ overall real estate needs.

U.K. Business Rates Services. Business rates is a property tax payable on most commercial properties in the U.K. This tax is based on government valuations based on market rental value that are currently reassessed every three years. According to the Office for Budget Responsibility, U.K. businesses spend a total of approximately £30 billion annually in business rates liability. The owner and occupier of each property has a right to challenge the level of value assessed on their premises and, where applicable, can apply for relevant reliefs and exemptions. As part of our service suite, we manage rate payments, processing £1 billion in rates each year as one of the U.K.’s leading outsourced ratepayers. Our success in helping clients save on this tax is underpinned by the deep knowledge that our team has of property sectors, property cases, market movements, and complex legislative procedures. We are an established market leader in the U.K. with over 1,800 corporate clients. Since 2017, Gerald Eve (which now operates as Newmark), has handled £9.3 billion in Rateable Value and achieved £1.3 billion in client savings. We believe that this business provides valuable connectivity to many of our other service lines and generates a solid stream of recurring and predictable revenues.

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

GSE/FHA Lending. We operate a leading commercial real estate finance company focused on the origination and sale of multifamily and other related commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of loans originated by it and third parties. We participate in loan origination, sale, and servicing programs operated by two GSEs, Fannie Mae and Freddie Mac. We also originate, sell and service loans under HUD FHA programs, and are an approved HUD MAP and HUD LEAN lender, as well as an approved Ginnie Mae issuer.

Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We are one of 25 approved lenders that participate in the Fannie Mae DUS program and one of 23 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, we use our warehouse facilities, including $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility to originate loans guaranteed by government agencies or entities and pre-sell such loans prior to transaction closing. We have established a strong credit culture over decades of originating loans and remain committed to disciplined risk management from the initial underwriting stage through loan payoff.

Loan Servicing and Asset Management. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. Our GSE/FHA loan servicing portfolio provides a stable, predictable recurring stream of revenue to us over the life of each loan. The typical multifamily loan that we originate and service under these programs is either fixed or variable rate and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fees. In addition to our GSE/FHA portfolio, we also service loans for other lenders, as well as offer limited servicing, special servicing, and asset management for a wide range of commercial and multifamily loans.

Our servicing operations are rated by Fitch, S&P, and Kroll for commercial loan primary and special servicing and consist of a team of professionals dedicated to primary, limited, special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower, or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

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

We provide real estate strategic consulting services to our clients, including Fortune 500 and Forbes Global 2000 companies, owner-occupiers, and government agencies, as well as organizations in healthcare and higher education. We also provide enterprise asset management information consulting and technology solutions which can yield cost-savings for our client base. Our consulting services include financial integration, asset and portfolio strategy, location strategy and optimization, workplace strategies, energy and sustainability, workflow and business process improvement, merger and acquisition integration and industrial consulting. We also offer clients value added services including project management, real estate and lease administration and facilities management. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

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

For the past 16 years, the International Association of Outsourcing Professionals has named Newmark to The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries.

U.K. Business Rates Services and Flexible Workspace Solutions. See the above descriptions under “Real Estate Investor/Owner Services and Products.”

Business Partners

In certain smaller U.S. and international markets in which we do not maintain Newmark-owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independent offices are referred to as “business partners.” We believe these partnerships allow us to provide the best service to our clients and higher returns to our shareholders, without diluting our focus. These business partners may use some variation of our branding in their names and marketing materials. These agreements typically take the form of multi-year contracts, and provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. While we do not derive a significant portion of our revenue from these relationships, they do enable us to seamlessly provide service to our mutual clients. These business partners give our clients access to additional brokerage professionals with local market research capabilities as well as other commercial real estate services in locations where the Company does not have a physical presence. The discussion of our financial results and other metrics reflects only the business owned by us and does not include the results for business partners using some variation of the Newmark name in their branding or marketing. See “Risks Related to Our Business—Risks Related to Our Commercial Contracts and Arrangements—We may not be able to replace partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach,” under Part I, Item 1A, Risk Factors.

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. We estimate that the commercial real estate services industry is a more than $400 billion global revenue market opportunity. This TAM represents the actual and/or potential revenues that are or could be generated annually by public and private commercial real estate services firms. We believe that a significant portion of the TAM currently resides with smaller and regional companies offering services like ours. We also believe that a large percentage consists of real estate services that are performed in-house by owners and occupiers but that could be partially or entirely outsourced. The estimated TAM also includes businesses in which our public commercial real estate services competitors operate but where Newmark currently does not. We estimate that less than 20% of the potential revenue in the global commercial real estate services market is currently serviced by the top 10 global firms (by total revenues), leaving a large opportunity for us to reach clients through superior experience and high-quality service, relative to both our larger competitors and the significant number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We expect this to provide Newmark a competitive advantage as we have full-service capabilities to service both real estate owners and occupiers.

Institutional Investor Demand for Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to those of alternative asset classes, benchmark sovereign bonds, and investment-grade corporate bonds. Even with their recent rise, benchmark interest rates have remained below long-term average historical rates around the world over the past several years. For example, ten-year U.S. Treasuries averaged approximately 5.9% over the fifty years ended December 31, 2024.

The weighted average target allocation for all global institutional investors to real estate increased from 5.6% of their overall portfolios in 2010 to 10.8% in 2024, according to figures from an annual survey by Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. The Cornell survey estimates that the global target allocations will remain relatively flat at 10.7% in 2025. We expect these relatively high investor allocations to benefit our owner-focused businesses as interest rates and transaction activity normalize. According to data from Bloomberg (as of early February 2025), economists and futures market participants widely expect major central banks, including the Federal Reserve, to continue gradually lowering short term rates over the next two calendar years. We expect these interest rate movements will accelerate real estate capital markets activity.

One indication that investors remain ready to deploy capital toward real estate is the undeployed amounts held by global real estate focused institutions in closed-end funds. Preqin estimated that there was approximately $380 billion of investible funds held by such institutions as of January 31, 2025, versus $325 billion at the end of 2015 and $205 billion at year-end 2010. These figures exclude the significant amount of real estate assets already invested or held by other types of investors and owners, such as publicly traded REITs, non-traded REITs, and open-ended core property funds. According to the most recent data from MSCI, total global funds under management by real-estate focused institutional investors was $13.2 trillion in 2023. According to Preqin and Goldman Sachs, the subset of such institutional assets under management held by private credit funds focused on real estate debt is expected to grow from $150 billion in 2022 to more than $680 billion in 2027. These types of funds have correspondingly become a growing percentage of commercial and multifamily lending in the U.S. over the past two years.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. As of the most recently available data from the MBA, there is approximately $4.8 trillion in U.S. commercial and multifamily mortgage debt outstanding (excluding loans for acquisitions, development, and construction, as well as loans collateralized by owner-occupied commercial properties). Of this amount, approximately $2.1 trillion is expected to mature between 2025 and 2027. Refinancing typically makes up a significant portion of overall industry originations. For context, the MBA states that total U.S. commercial and multifamily originations were $891 billion in 2021, $816 billion in 2022, $429 billion in 2023, and an estimated $503 billion in 2024. As of February 2025, the MBA projects that U.S. originations will grow by 16% in 2025 and 22% in 2026. We expect the pullback in commercial real estate lending by banks will continue to drive a large percentage of investors and owners to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds and insurance companies. We anticipate a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and origination businesses, but also through the kinds of more complex and sophisticated restructurings, loan sales, and recapitalizations in which Newmark specializes. Our capital markets clients have sought, and we believe will continue to seek, our counsel with respect to addressing their related investing and financing needs. We expect our professionals to not only provide our clients with innovative capital markets solutions, but to offer integrated services from our experts across leasing, V&A, property management, servicing, and other areas of Newmark. By using a collaborative and multidisciplinary approach, we can provide our clients with extensive industry and product expertise along regional, national, and increasingly global reach across a wide variety of property types.

Expected Stabilization of Interest Rates. Steady interest rate environments typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus expected asset yields. Demand also depends on credit accessibility and general macroeconomic trends. As interest rates stabilize, we expect this to increase demand for our origination, investment sales, and mortgage brokerage businesses.

Favorable Multifamily Demographics Driving Growth in Multifamily Originations and Sales. Increasing sales prices for single-family homes and condominiums relative to wages, the rise in mortgage rates, relatively low home construction rates over the past decade, an aging population, and immigration to the United States are among the factors increasing demand for new apartment living in the U.S., as well as for single-family rental housing. We expect these factors to support continued growth for our multifamily capital markets business, which provides integrated investment sales, mortgage brokerage, GSE/FHA lending, and loan servicing capabilities. We believe that the combination of these businesses has provided and will continue to have a multiplier effect that drives growth across the Company.

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

See “Business Environment,” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding trends in market demand and competitive conditions, which is incorporated by reference herein.

Our Competitive Strengths

We believe our success has been driven by a unique combination of strategies, including:

Valuable Market Insight. The notional value of leasing, investments sales, mortgage brokerage, and GSE/FHA origination transactions that we facilitated, as well as the estimated value of all properties appraised by our V&A business, was nearly $1 trillion in 2024. This provides us with extraordinary and valuable insight across the commercial and multifamily real estate markets.

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

Culture of Ownership. Our broad-based employee ownership, which was collectively 29% of our fully diluted shares as of December 31, 2024, helps to recruit and retain our talent, encourages an ownership mindset and shared long-term vision, and promotes cross-selling in an environment where our professionals work together within and across business lines to productively and creatively solve our clients’ real estate needs. We also believe that this ownership culture serves to align the interests of employees with those of our bondholders and stockholders.

Industry-Leading Revenue per Employee. Newmark’s focus is on higher revenue and higher margin businesses, which we believe helps make our professionals among the most productive among U.S.-listed full-service peers. For example, we believe Newmark’s total average revenue per employee was more than 70% higher than the average for our U.S.-listed full-service peers in 2023, which is the most recent year for which data is available for all relevant companies.

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

Opportunity to Grow Domestic and Global Footprint. In 2024, approximately 13% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors generated approximately 28% to 46% of their revenues outside the U.S. for the most recent fiscal years reported. We believe that our successful history of acquiring over 55 companies since 2011 and making profitable hires across our business lines and existing geographies demonstrates our ability to continue to grow substantially around the globe.

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

Strong Financial Position to Support High Growth. We generate significant earnings and have a long-term track record of generating strong and consistent cash flow. We had $197.7 million of cash and cash equivalents and $525.0 million available under our revolving Credit Facility as of December 31, 2024. We expect to use our strong financial position and cash flow generation to fuel our future growth.

Strong and Experienced Management Team. Our management team possesses deep leadership experience and subject matter expertise, benefiting both us and our clients. Our executive officers comprise a set of individuals with an average of more than 30 years of industry expertise and a wide range of range of backgrounds and experiences. Additionally, our geographic and business line leadership teams also average more than 30 years of industry experience. Together, these leadership teams represent our flat leadership structure and robust capabilities in both corporate strategy and production expertise.

Technology and Data Analytics

We recognize the transformative impact of technology on the broader commercial real estate industry and on evolving client expectations. We believe our technology portfolio, centered around customer needs, empowers our professionals to deliver exceptional real estate experiences and exceptional value. Newmark seeks to redefine industry standards and to leverage data-driven market, client, and property insights, alongside seamless transaction management and our proven client servicing capabilities. We believe that our holistic approach to internal data capture and integration with outside data providers can open up new revenue opportunities across nearly all of our service lines. The tight partnership between Newmark producers and our technology teams should enable cutting-edge solutions and highly productive technology investments. With a focus on the future and anticipating client needs, we expect this synergy to position our professionals with a competitive edge, as detailed below. We are committed to empowering our professionals with customized data and digital solutions intended to improve and optimize the client experience and help drive growth. For example, we have begun to implement an AI solution for use by our personnel designed to enable Newmark professionals to improve efficiencies by unburdening them from time-consuming routine tasks and enabling them to focus on value-add endeavors.

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

Business Intelligence. Newmark offers internal self-service analytics dashboards that consolidate data from diverse sources, providing our professionals with valuable insights and intelligence to assist in their business pursuits. Newmark’s GCS technology, Newlitic, aggregates and integrates information across an enterprise’s real estate portfolio into one single platform. A flexible and intuitive tool for commercial real estate professionals, this software offers capabilities for multiple management reporting needs—including occupancy utilization, portfolio and lease administration, transaction management, capital projects and facilities management—through customizable web dashboards.

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

Industry Recognition

Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources, and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:

•#1 Top Mortgage Banking & Brokerage Firms, Commercial Property Executive & Multi-Housing News, 2025;
•#1 Top Office Brokers, MSCI, 2024;
•#1 Top Student Housing Lender, Freddie Mac, 2024;
•#2 Top Sales Firms, Commercial Property Executive, 2024;
•#2 Top Multifamily Brokerage Firms, Multi-Housing News, 2024;
•#2 Top Office Brokers, Real Estate Alert, 2024;
•#2 Top Brokers of Data-Center Properties, Real Estate Alert, 2024;
•#3 Top Seniors Housing DUS® Producers, Fannie Mae, 2024;
•#3 Top Apartment Brokers, MSCI, 2024;
•#3 Top Cross-Border Brokers, MSCI, 2024;
•#3 Top Brokers of Multi-Family Properties, Real Estate Alert, 2024;
•#3 Top Brokers of Self-Storage Properties, Real Estate Alert, 2024;
•#4 Top Leasing Firms, Commercial Property Executive, 2024;
•#4 Top Overall DUS® Producers, Fannie Mae, 2024;
•#4 Top Brokers by Investment Volume, MSCI, 2024;
•#5 Top Conventional Lender, Freddie Mac, 2024;
•Ranked among The Global Outsourcing 100® by the International Association of Outsourcing Professionals, 2024, for the 16th consecutive year;
•Named World’s Best Real Estate Consultant, Euro money, 2024; and

•Named among GlobeSt’s. ‘Best Places to Work’, 2024.

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

Sales and Marketing

We seek to develop our brand and highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm globally through brand and corporate marketing, local marketing of specific business lines and targeted brokerage professional marketing efforts, as described below.

Global Brand and Corporate Marketing. Globally, we utilize media relations, industry sponsorships, social media, sales collateral and targeted advertising in trade and business publications to develop and market our brand. We believe that our emphasis on our unique capabilities enables us to demonstrate our strengths and differentiate ourselves from our competitors. Our multi-market business groups provide customized collateral, website and technology solutions designed to address specific client needs.

Local Market Expertise and Targeted Brokerage Professional Efforts. On a local level, our offices (including those owned by us and those independently owned by business partners) have access to tools and templates that provide our revenue-generating professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. These tools and templates include proprietary research and analyses, web-based marketing systems and ongoing communications and training about our depth and breadth of services. Our professionals use these local, national and global resources to participate directly in selling to, advising and servicing clients. We provide marketing services and materials to certain business partners as part of an overall agreement allowing them to use our branding. We also benefit from shared referrals and materials from local offices.

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

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and facilities management, owner-occupier, property and landlord representation, property sales, valuation, capital markets (equity and debt) solutions, GSE/FHA lending and loan servicing, limited servicing and asset management, and special servicing. Each business discipline is highly competitive on a local, regional, national and global level. We also compete with other large multi-national firms that have similar or overlapping service competencies to ours, including CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield PLC, Jones Lang LaSalle Incorporated, and Savills plc. In addition, more specialized large firms like Berkadia Proprietary Holding LLC, Eastdil Secured LLC, Knight Frank LLP, Marcus & Millichap Inc., and Walker & Dunlop, Inc. compete with us in certain service lines or property types. Depending on the geography, property type or service, we may compete with other commercial real estate service providers, including outsourcing companies such as Aramark, ISS A/S, and ABM Industries. We may also compete with firms that provide flexible office-space solutions, such as International Workplace Group PLC and WeWork Companies LLC. From time to time, we also compete with in-house corporate real estate departments, institutional lenders, insurance companies, investment banking firms, and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis.

Seasonality

Due to the strong desire of many market participants to close real estate transactions prior to the end of a typical calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. This is particularly true for the industry across leasing, capital markets, and V&A. For the five years from 2020 through 2024, we generated an average of approximately 21% of our revenues in the first quarter and 30% of our revenues in the fourth quarter.

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

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2024, Newmark met all capital requirements. As of December 31, 2024, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $370.2 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2024, Newmark met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2024 and 2023, outstanding borrower advances were approximately $0.5 million and $1.6 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Human Capital Management

Human Capital Resources. Newmark is an organization built on strong values, employee engagement and ownership. At our core we are committed to our employees by providing them with an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experiences of our employee base, and the level of engagement in the communities in which we operate. We value hard work, innovation, superior client service, strong ethics and governance and equal employment opportunity. Further, philanthropy is woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work.

Workforce. As of December 31, 2024, we had nearly 7,500 employees in approximately 140 offices in 120 cities. The expenses of approximately 1,200 of those employees are partially or fully reimbursed by clients, mainly in our property management and GCS businesses. In addition, and as of this same date, Newmark has licensed its name to certain independently owned commercial real estate providers we consider business partners, with more than 400 employees of such business partners operating in various locations where Newmark does not operate. As of December 31, 2024, Newmark and our business partners together operated from approximately 170 offices with over 8,000 professionals across four continents.

We also receive support services from certain employees who also work for Cantor and its affiliates and who provide services to us pursuant to our Administrative Services Agreement with Cantor and devote some or all of their time to Newmark. Generally, employees are not subject to any collective bargaining agreements, except approximately 240 employees in the United States, all of whom are employees for which the expenses are fully reimbursed by our clients, and for certain of our employees based in our European offices who are covered by the national, industry-wide collective bargaining agreements relevant to the countries/sectors in which they work.

Our non-U.S. headcount has grown in recent years, including for our India offshoring operations, the hiring of new international professionals across capital markets, leasing, V&A, and GCS, and certain acquisitions. We expect our international headcount to increase as we continue to expand our global operations.

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

Our human capital measures and objectives include those related to employee headcount. During 2024, we saw a decrease in voluntary turnover year-on-year in all parts of the organization. Our retention rate for our managers, brokers, salespeople, and other revenue-generating personnel improved measurably compared with 2023, reflecting industry trends and the strong retention incentives for our talent.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. In 2024, we continued to expand our presence in the U.K. as well as in Europe, including launching brokerage businesses in France and Germany. From a human capital perspective, we have made some key management hires in 2024 and expect them to be continued areas of growth in the future.

From time to time, we engage in cost-savings initiatives, including reducing the number of employees to improve margins. We are also focused on driving margin expansion through the use of technology to improve our workforce’s productivity and rationalizing our cost structure to drive increased efficiencies and through the use of nearshoring and offshoring where appropriate. As an example of the latter, our India offshoring operation now consists of nearly 800 employees in 2024, compared with over 510 in 2023.

Human Capital and Social Policies and Practices. We are committed to our people, our stockholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal employment opportunity, and other policies and practices designed to fulfill our commitment to social and human capital development.

Attracting and Retaining the Best Talent. Our success depends on our ability to attract and retain talented, productive and skilled employees to transact with our clients in a challenging and regulated environment that is experiencing ever-increasing competition for talent. We are investing in fostering an inclusive and incentivized work environment where our people can deliver their best work every day. In 2021 and in 2024, we were named by GlobeSt.com as one of commercial real estate’s “Best Places to Work.” Newmark was ranked #1 on LinkedIn’s 2022 “Top Companies in Real Estate” list, which ranks the top 25 companies at which to grow a career in the industry.

Safe, Empowering, and Flexible Work Environment. We recognize that the health and well-being of our employees is fundamentally linked to the success of our organization. We have implemented significant measures to create a safe work environment. In addition to ensuring our offices meet applicable state and local regulatory standards, Newmark maintains a comprehensive Health and Safety Manual that guides our policies and procedures in compliance with federal standards enforced by the Occupational Safety and Health Administration. Our employees receive safety awareness training via Newmark’s online safety training platform, providing access to over 1,000 courses across three safety catalogs. We are committed to a culture that is built around the evolving needs of our talented workforce, promoting safety, empowerment, and flexibility. As part of this commitment, we proudly offer a comprehensive benefits package crafted to enhance our culture and support the success of our employees, both at work and home. To facilitate the retention of our employees, we also provide additional benefits, including a 401(k) match.

Performance-Based and Highly Retentive Compensation Structure. Virtually all of our key executives and producers have equity or partnership stakes in the Company and its subsidiaries. Generally, they receive deferred equity, limited partnership units or RSUs as part of their compensation. As of December 31, 2024, our employees and independent contractors, partners, executive officers and directors owned approximately 29% of our equity on a fully diluted basis. We issue limited partnership units and other forms of equity-based compensation, such as RSUs, which:

•Provide liquidity to our partners and employees over time;
•Align the interests of our partners and employees and management with those of common stockholders;
•Help motivate and retain key partners and employees; and
•Encourage a collaborative culture that drives cross-selling and growth.

The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years to ensure compliance with partner obligations. This compensation structure has proven to be highly retentive, and since 2015, we have retained approximately 93% of our top-performing producers.

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

Equal Employment Opportunity. We are committed to equal employment opportunity, and other policies and practices that seek to further our development of a productive and inclusive workplace. We consider all qualified applicants for job openings and promotions without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability, service in the armed forces, or any other protected characteristic. We continue to develop initiatives to support these values.

Fairness in Pay. We are dedicated to our efforts to achieve pay fairness. Our promotion and compensation processes are designed to enable us to treat employees fairly with respect to pay and opportunity and our compensation decisions are differentiated based on performance.

Talent remains at the core of who we are as a company, and we remain committed to having a culture built around fairness, equal employment opportunity and inclusion and developing a talented workforce with a range of backgrounds and experiences, including through our active participation in various initiatives. We also participate in job fairs and job boards that are focused on reaching a broad applicant pool of qualified applicants with a range of backgrounds, perspectives, and experiences.

Employee Engagement, Communication, Career Management and Training and Development. We invest in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. We require mandatory annual training in workplace respect and inclusion on various topics including, anti-money laundering, and anti-crime, global sanctions, ethics, cybersecurity and anti-harassment and anti-discrimination among other topics. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as tuition reimbursement programs to eligible employees.

We provide virtual and in-person leadership training to managers on topics, including management effectiveness, communication skills, interview skills, writing and delivering effective performance evaluations, and other topics. This training is supplemented by a comprehensive library of on-line training courses that managers and employees may access. Finally, our individual business lines offer ongoing learning and development opportunities tied to deepening the subject matter expertise of their professionals.

Our success depends on employees understanding how their work and engagement contribute to our strategy, culture, values and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, and our social outings and events.

Succession Planning and Retention. From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and its consolidated subsidiaries, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines, including discussing business strategies and challenges with our existing senior business leaders. The Board may also discuss short-term succession in the event that certain of the senior executive officers should, on an interim or unexpected basis, become temporarily unable to fulfill their duties. The Board also considers hiring and retention of leaders required for the changing business landscape and to lead future business lines. Such individuals could include internal and external candidates. Additionally, we have implemented identification and tracking of candidates with a range of backgrounds and experience as part of our succession planning efforts.

Our succession discussions were particularly relevant in 2024 as, in November 2024, Mr. Lutnick, our Executive Chairman, was nominated as the 41st U.S. Secretary of Commerce. Mr. Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all of his positions with Newmark and as Chairman of the Board. Our Board has elected Mr. Kyle Lutnick and Mr. Stephen M. Merkel, our Chief Legal Officer, to join our Board of Directors and Mr. Merkel to serve as Chairman of the Board. Mr. Gosin will take on additional responsibilities with our operating companies and will serve as our Principal Executive Officer. See “Recent Board of Directors and Executive Officers Changes.”

We have taken strong steps to ensure the retention of our executive officers, including Messrs. Gosin and Rispoli, our Chief Executive Officer and Chief Financial Officer, respectively. The employment agreement entered into with Mr. Gosin on February 10, 2023 and the employment agreement entered into with Mr. Rispoli on September 29, 2022, each provide strong incentives for our key executive officers to continue providing their services to the Company. The high proportion of equity-based compensation in Messrs. Gosin and Rispoli’s respective employment agreements further align their interests with those of our stockholders. In February 2025, Mr. Merkel also entered into a change of control agreement to facilitate continuous service during any change in control.

Corporate Responsibility, Environmental, Social and Governance and Sustainability. We believe our business-focused corporate responsibility and ESG policies and practices support our efforts to be an exemplary corporate citizen, creates sustainable long-term value for Newmark, our stockholders and other stakeholders, our clients and our employees, and helps us mitigate risks, reduce costs, protect brand value, and capitalize on market opportunities. As Newmark continues to expand globally, we expect that our ESG programs will add value and enhance the sustainable business solutions for our clients and positively impact the communities in which our clients and we operate.

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

Newmark supports sustainable business practices and is focused on taking the steps necessary to continue developing our sustainability program internally and further develop the sustainability-related services we offer our clients. We retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established an ESG Executive Committee, comprised of key Company executives and other senior leaders, to provide direction for Newmark’s ESG and sustainability progress and initiatives. Their results include:

•The publication of our first Corporate Responsibility Report in 2023 and expected publication of our second report this spring;
•Prioritization of industry-relevant ESG topics to guide our actions, informed by management, market, employee and investor interests and ESG standards;
•Engagement on ESG topics to meet business and client objectives; and
•Recognition as a Green Lease Leader from the Department of Energy and Institute for Market Transformation for sustainability and green lease guidance used internally and shared with clients.

Our Environmental Focus, Workplace Strategies and Sustainable Business Practices. We are focused on the environment and recognize the importance of treating our natural resources with respect so that they are available to future generations. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at an unsustainable rate. As one of the largest global commercial real estate service providers, we believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. Newmark has a public-facing Environmental Policy that highlights our strategies toward reducing resource consumption, assessing performance through utility data collection and upholding stakeholder interests around environmental performance. We understand that sustainable buildings provide a better work environment, increase building efficiency, and reduce the environmental impact of building operations, and recognize that this requires continuous improvement in our own spaces and increasingly sophisticated support for our clients.

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

We are taking steps to minimize the environmental impact and carbon footprint of our corporate offices. We have updated our site selection guidelines to prioritize more energy efficient and sustainably managed spaces. We also updated our energy efficiency policy, our interior fit-out standards and our waste reduction policy. We continue to explore strategies for reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste. Newmark is working with the owners and property management teams that oversee the buildings we occupy to collect accurate and actionable energy data. As this data becomes more available, Newmark plans to implement energy efficiency initiatives where possible that will help lower our overall carbon footprint. We are also investigating the purchase of renewable energy supply where possible in deregulated energy markets. For all newly leased space for Newmark, we generally consider green lease options and strive to build and operate a sustainable workplace. Newmark occupies over a dozen buildings that are LEED certified and over 30 that are Energy Star certified. For example, our New York City headquarters at 125 Park Avenue is in a building that has received U.S. Green Building Council LEED Gold certification and is also Energy Star certified.

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

For more information about our policies and these initiatives and services provided to clients and within our own facilities as they evolve, please refer to our website at www.nmrk.com/esg.

Newmark annually publishes further details on our policies and programs in a Corporate Responsibility Report including employee resources, learning and development programs and supplier and vendor practices. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Policy Statement on Hedging information about our charitable initiatives and other sustainability and ESG policies and practices on our website. The information contained in such report and on, or accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure

Dual Class Equity Structure of Newmark Group, Inc. We have a dual class equity structure, consisting of shares of Newmark Class A common stock and Newmark Class B common stock. We expect to retain and have no plans to change our dual class structure.

Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2024, there were 224,490,246 shares of Newmark Class A common stock issued and 149,506,832 shares outstanding. As of December 31, 2024, Cantor and CFGM held no shares of Newmark Class A common stock. See “—Partnership Exchange Rights into Newmark Class A and Class B Common Stock,” below, for a discussion of developments after December 31, 2024.

Newmark Class B common stock. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of December 31, 2024, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 58.8% of our total voting power.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM had converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock as of December 31, 2024, they would have collectively held 12.5% of the voting power in Newmark and the other stockholders of Newmark would have held 87.5% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if as of December 31, 2024 (1) Cantor and CFGM continued to hold shares of Newmark Class B common stock and (2) Cantor exchanged all of the 25,750,090 Newmark Holdings exchangeable limited partnership units then held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would have held 76.6% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would have held 23.4% of the voting power in Newmark.

Cantor has pledged 5,000,000 shares of Class B common stock held by it to Bank of America, N.A. in connection with certain partner loans. There are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock, absent the exercise of the pledge in the event of foreclosure. Our Certificate of Incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2024, we directly held Newmark OpCo limited partnership interests consisting of approximately 173,965,102 units, representing approximately 69.2% of the outstanding Newmark OpCo limited partnership interests.

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

As of December 31, 2024, 2,113,360 founding/working partner interests were outstanding. These founding/working partner interests were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

We also provide exchangeability for partnership units into Newmark Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2024, 77,251,954 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and Newmark Class A or Class B common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2024, the exchange ratio was 0.9279.

As of December 31, 2024, Cantor was obligated to distribute 7,221,277 shares of Class A common stock to certain current and former partners of Cantor to satisfy certain deferred stock distribution obligations provided to such partners (i) on April 1, 2008, and (ii) on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions. Certain Cantor partners had elected to receive their distributed shares in 2008 and 2012, respectively, and others had elected to defer receipt of their shares until a future date.

On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9279, for 7,221,277 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and then immediately delivered those 7,221,277 shares of Class A Common Stock to those certain current and former Cantor partners in satisfaction of all its remaining distribution rights obligations to them. After this event, Cantor held 19,787,703 limited partnership interests, 69,469,567 limited partnership units were outstanding, and 159,223,231 shares of Class A common stock were outstanding. This issuance will not change the fully diluted number of shares outstanding.

With each exchange, our direct and indirect interest in Newmark OpCo will proportionately increase because, immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

Allocation of Profits and Losses. The profit and loss of Newmark OpCo are allocated to Newmark Holdings and Newmark Group based on the total number of Newmark OpCo units held by each of those entries outstanding.

Ownership Structure. The following diagram illustrates the ownership structure of Newmark as of December 31, 2024. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2024

Cantor (2)
58.8% of voting power
19.6% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
36.4% of voting power
53.5% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
4.8% of voting power
7.1% of indirect economic interest in Newmark OpCo
• 88.3% Class A common stock (77.3% of economics and 36.4% of voting power)
• 53.5% indirect economic interest in Newmark OpCo
• 100% Class B common stock (12.5% of economics and 58.8% of voting power)
• 8.6% indirect economic interest in Newmark OpCo
• 11.7% Class A common stock (10.2% of economics and 4.8% of voting power)
• 7.1% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (35.6% of economics of Newmark Holdings)
• 11.0% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
19.8% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (64.4% of economics of Newmark Holdings)
• 19.8% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership Interests (69.2% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (30.8% of economics of Newmark OpCo)
Newmark Partners, L.P. (“Newmark OpCo”)
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 12.3% of the economics and 57.8% of the voting power in Newmark Group, Inc. CFGM has 0.2% of the economics and 1.0% of the voting power in Newmark Group, Inc.

The diagram reflects the following activity in Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2024 through December 31, 2024: (a) an aggregate of 16,017,135 limited partnership units granted by Newmark Holdings; (b) 17,729,096 shares of Newmark Class A common stock repurchased by us; (c) 863,722 limited partnership interests purchased by us; (d) 257,378 shares of Newmark Class A common stock forfeited; (e) 2,399,349 shares of Newmark Class A common stock issued for vested restricted stock units; (f) 486,987 shares of Newmark Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 17,318,904 of such shares remaining available for issuance by us under such Registration Statement; (g) 12,831 shares of Class A common stock issued to Cantor in exchange for 13,861 exchangeable limited partnership interests; and (h) 481,570 terminated limited partnership units.

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

ITEM 1A. RISK FACTORS

An investment in shares of our Class A common stock, our 7.500% Senior Notes or our other securities involves risks and uncertainties, including the potential loss of all or a part of your investment. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Before making an investment decision to purchase our Class A common stock, our 7.500% Senior Notes or our other securities, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included herein. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, result of operations, cash flows or prospects.

RISKS RELATED TO OUR BUSINESS

Risks Related to Global Economic and Market Conditions

General conditions in the economy, commercial real estate market and the banking sector (including perceptions of such conditions) can have a material adverse effect on our business, financial condition, results of operations and prospects.

Commercial real estate markets are cyclical and traditionally relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook or market factors. For example, companies may be hesitant to expand their office space or enter into long-term real estate commitments if they are concerned about the general economic environment or perceive a diminishing need for office space. Companies under financial pressure or attempting to more aggressively manage their expenses may reduce the size of their workforces, limit capital expenditures, including with respect to office space, permit more staff to work from home and/or seek corresponding reductions in office space and related management or other services. Inflation and other macroeconomic pressures in the United States and the global economy, such as fluctuating interest rates, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty and inflationary pressures, supply chain disruptions, reductions in government spending, including on infrastructure, recession fears, and geopolitical conflicts, such as Russia’s invasion in Ukraine and conflict in the Middle East, continue to create a complex and challenging economic environment that could adversely affect investors’ and users’ perception of the economic outlook.

General economic conditions and declines in the demand for commercial real estate brokerage and the services we provide in several markets or in significant markets have led to, and could continue to lead to, material adverse effects on our business, financial condition, results of operations, cash flows and prospects, including:

•a general decline in the acquisition and disposition of commercial real estate has led to, and could continue to lead to, a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for such transactions;
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
•cyclicality in the commercial real estate markets may lead to volatility in our earnings, as the commercial real estate business can be highly sensitive to market perception of the economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the commercial real estate markets;
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
•in weaker economic environments, income-producing multifamily real estate may experience higher property vacancies, lower investor and tenant demand and reduced values. In such environments, including the current environment, we have in the past experienced, and in the future we could experience, lower transaction volumes and transaction sizes as well as fewer loan originations with lower relative principal amounts, as well as potential credit losses arising from risk-sharing arrangements with respect to certain GSE and FHA loans;
•periods of economic weakness or recession, volatile interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, political uncertainty or the public perception that any of these events may occur, have negatively affected, and may continue to negatively affect, the performance of our business lines;
•changes to U.S. trade or immigration policy may have an adverse impact on the financial results of our clients, which could in turn adversely impact our business and our results of operations;
•our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets has been, and may be, adversely affected by conditions in the United States and international economy and markets, with the cost and availability of funding possibly adversely affected by illiquid credit markets and wider credit spreads, and changes in interest rates;
•pandemics and other international health emergencies have had and could have an adverse effect on our business and our results of operations and the usage of, demand for and valuation of commercial real estate generally; and
•disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years, and there have recently been initiatives to reduce federal spending. Federal government entities, such as HUD, that rely on funding from the federal budget could be adversely affected in the event of a government shutdown or reduction in funding, which could have an adverse effect on our business and our results of operations.

Actions taken by central banks in major global economies, including with regards to interest rates, may have a material negative impact on our businesses.

Mortgage interest rates for commercial and multifamily properties had been near historic lows for a number of years leading up to 2022. In response to domestic and international markets experiencing significant inflationary pressures, the Federal Reserve in the U.S. and other central banks in various countries raised interest rates rapidly between the first quarter of 2022 and the fourth quarter of 2023. These actions reduced credit and capital availability, particularly in the second half of 2022 and in 2023. Less available and more expensive credit and capital has had pronounced effects on the commercial mortgage origination and investment sales markets in which we operate and could cause acquisitions and dispositions of commercial real estate to become yet more difficult to finance for our clients, in turn affecting our ability to service them.

Higher interest rates may cause commercial and multifamily capitalization rates to increase and property valuations to decline. This may reduce property owners’ equity and the amount of financing available to them. These factors, combined with record loan maturities in the near future, may cause significant distress for our owner and investor clients as they seek to refinance their debt or service their existing mortgages, in turn impacting our fees and business with them. Although we believe we may earn fees from increased sales of distressed properties or loans on such properties, and Newmark may be retained to manage properties acquired under distress, there can be no assurance that these incremental fees, if any, will offset any declines in other parts of our business as a result of higher interest rates, which in turn could materially adversely affect our business, financial condition, results of operations and prospects.

In 2024, the Federal Reserve in the U.S. and other central banks began lowering interest rates. While the Federal Reserve has not indicated whether it will continue to lower interest rates or take other actions in 2025, it has stated that it continues to view inflation as a concern, which could lead the Federal Reserve and other central banks to hold interest rates steady or increase interest rates. The markets in which we operate may continue to experience reduced volumes and negative conditions until interest rates stabilize, and it may take longer for interest rates to stabilize than anticipated. Volatile changes in interest rates or other government actions taken by central banks could also result in recessionary pressures in many parts of the world, which may materially affect our business, financial condition, results of operations and prospects.

Downgrades of sovereign credit ratings, sovereign debt crises, or a decrease in the integrity of capital markets may have material adverse effects on the financial and commercial real estate markets and general economic conditions, as well as our businesses, financial condition, cash flows, results of operations and prospects.

Any downgrades of the U.S. sovereign credit rating by one or more major credit rating agencies could have material adverse effects on the financial and commercial real estate markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our businesses, financial condition, cash flows, results of operations and prospects. The ultimate impacts of any negative credit rating actions with respect to U.S. government obligations on global financial markets and our businesses, financial condition, cash flows, results of operations and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global financial markets from sovereign debt matters with respect to the U.K., the EU and/or its member states, Japan, China or other major economies could adversely affect our businesses, financial condition, cash flows, results of operations and prospects. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our businesses, financial condition, results of operations and prospects.

Risks Related to Concentration of our Business

Our business is generally geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our current business operations are primarily located in the United States, with other business operations in the U.K., Latin America, Canada, the EU and Asia. Although we continue to expand our business outside the U.S., we are still highly concentrated in the United States. Because we derived the large majority of our total revenues on a consolidated basis for the year ended December 31, 2024 from our operations in the United States, we are particularly exposed to adverse competitive changes, economic downturns and changes in regulatory or political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

Concentration of business with particular institutional owners and corporate clients can increase risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified for the year ended December 31, 2024, our top 10 clients, collectively, accounted for approximately 9.1% of our total revenue on a consolidated basis. As we grow our business, relationships with certain institutional owners and corporate clients may increase, and our client portfolio may become increasingly concentrated. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client:

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

Risks Related to the Commercial Real Estate Services Industry

We operate in a highly competitive industry with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield plc, Savills plc., and Colliers International Group Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC, Walker & Dunlop, Inc., Berkadia Proprietary Holding LLC, Knight Frank LLP, NAI Global, and International Workplace Group PLC compete with us in certain service lines and/or geographies. Our industry has continued to consolidate, and there is an inherent risk that competitor firms may be more successful than we are at growing through merger and acquisition activity. See the heading “Competition” under Part I, Item 1, Business for more information. In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

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
•addition of business lines in which we have not previously engaged and which we do not have experience operating;
•potential unfavorable reaction to our strategy by our customers, counterparties, employees and investors;
•the upfront costs associated with pursuing transactions and recruiting personnel, which efforts may be unsuccessful in the increasingly competitive marketplace for the most talented producers and managers;
•conflicts or disagreements with any strategic alliance or joint venture partner;
•exposure to potential unknown liabilities of any acquired business, strategic alliance or joint venture that are significantly larger than we anticipate at the time of acquisition, and unforeseen increased expenses or delays associated with acquisitions, including costs in excess of the costs that we estimate at the outset of a transaction;
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
•additional taxes or other fees or expenses associated with the risks described above; and
•a lag in the realization of financial benefits from these transactions and arrangements.

We face competition for acquisition targets, which may limit our number of acquisition and growth opportunities and may lead to higher acquisition prices or other less favorable terms. Our international acquisitions and expansion have required compliance and other regulatory actions. As we continue to grow internationally, we may experience additional expenses or obstacles. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses or new revenue-generating hires without substantial costs, delays or other operational or financial difficulties.

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

We will need to successfully manage the integration of recent and future acquisitions and future growth opportunities effectively. Such integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, compliance and other control infrastructure. Additionally, managing future growth due to geographic locations, markets and business lines may be difficult. We may not realize, or it may take an extended period of time to realize, the full benefits that we anticipate from strategic alliances, mergers, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate recent or future acquisitions and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all.

From time to time, we may also seek to dispose of portions of our business, or otherwise reduce our ownership or minority investments in other businesses, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as the ability to sell such businesses at satisfactory prices and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals) or at all, disruption to other parts of the business and distraction of management, loss of key employees or customers, and exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to International Operations

We are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.

As we grow our business internationally, and due to our current international operations, we are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks that are inherent in operating in foreign countries. These include, among others, risks of restrictive government actions, such as possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls and exchange controls, risks related to the differences among our personnel in different areas of the world, such as geographic, time zone, language and cultural differences, foreign currency fluctuations, regulatory and tax requirements, and increased exposure to potential or actual drivers of economic and/or political instability, including, among others, economic volatility, political, trade and other tensions between the U.S. and China and other major powers, the outbreak of hostilities, such as the conflict between Ukraine and Russia and conflicts in the Middle East, and measures taken in response thereto, including sanctions imposed by governments and related counter-sanctions. We also face uncertain risks associated with potential changes in these factors as a result of the new presidential administration, which could adversely affect our business and results of operations.

Our international activities are subject to a number of laws, including laws that prohibit corruption, anti-bribery laws, import and export control law, and economic and trade sanctions programs. We may not be successful in complying with these laws in all situations and violations may result in material monetary fines, penalties, and other costs or sanctions against us.

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

Risks Related to Regulatory Compliance and Potential Liabilities

We may have liabilities in connection with our business activities, including appraisal and valuation, sales and leasing and property and facilities management activities, and such liabilities may exceed our insurance coverage.

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

If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory, mortgage transactions and our other business lines, we may incur significant financial penalties.

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

Changes in our tax rates, unavailability of certain tax credits or reliefs, exposure to additional tax liabilities or assessments or challenges to our tax positions or interpretations could adversely affect our results of operations and financial condition.

We are subject to tax risks inherent in operating a global business in various jurisdictions, including increased taxes and levies and future changes in income tax regulations. The authorities of countries in which we have offices or do business may from time-to-time institute changes to tax law that, if applicable to us, could have a material adverse effect on our business, financial condition, results of operations and prospects. Similarly, the current presidential administration has outlined a series of proposed changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our business, financial condition, results of operations and prospects, including on our ability to attract, compensate and retain brokers, salespeople, managers, technology professionals and other front-office personnel. Similarly, our tax positions and interpretations of the application of tax laws, including to our business and to our structure and those of our subsidiaries, have been challenged in the past and may be challenged in the future. If we are unable to successfully address any such challenge, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Within our own operations, we may face rising costs of environmental compliance, which may make it more expensive to operate our corporate offices. Our operations are conducted within leased office building spaces, and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments in the United States and around the world regarding risks related to the climate and how they should be mitigated.

Risks Related to Our Mortgage Origination and Servicing Business

Changes in relationships with the GSEs and HUD could materially adversely affect our ability to originate and service multifamily real estate loans through such programs, although we also provide debt and equity to our clients through other third-party capital sources. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.

Currently, through our capital markets business, we originate a significant percentage of our loans for sale through the GSE and HUD programs. Berkeley Point Capital LLC, a subsidiary within our capital markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Optigo seller/servicer, a Freddie Mac TAH Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of December 31, 2024, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $370.2 million, but there is no assurance that this will continue to be the case.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority from Fannie Mae to make loans and Fannie Mae’s commitment to purchase such loans, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans to date, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Each GSE has been under a conservatorship established by its regulator, the FHFA, since 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There has been significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Suggested reforms have included changes to the GSEs’ business charters, removing the GSEs from conservatorship, eliminating the entities entirely and other changes to the existing framework. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system and negatively impact transaction volume. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our capital markets business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects. If the federal government were to reduce or eliminate programs that provide support for mortgage loans (including due to any failure of lawmakers to agree on a budget or appropriate legislation to fund relevant programs or operations or the privatization of certain existing government programs), we similarly could experience a reduction in fees related to the loans we originate or service with the GSEs, which could adversely affect our business.

Risks Related to Our Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

Our success is dependent, in part, upon our intellectual property. We rely primarily on trade secret, contract, patent, copyright and trademark law in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights to proprietary technologies, products, services or methods, and our brand.

Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot ensure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright or trademark is valid and enforceable, and all patents ultimately expire. We also cannot ensure that all intellectual property rights are registrable in the U.S. or elsewhere. In addition, the laws of some foreign jurisdictions may not protect our intellectual property rights to the same extent as the laws in the United States, or at all. We may also utilize third-party software licensed under “open source” licenses from time-to-time in connection with our business or product or service offerings. Although we have taken steps to protect ourselves, use of such third-party software may restrict how we use or distribute our products or services, subject us to claims, or impair our intellectual property rights. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

We may have to rely on litigation or other adversarial proceedings to secure, defend or enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. Additionally, third parties may claim that we have infringed upon their intellectual property rights. Any such claims, proceedings or litigation, whether successful or unsuccessful, could result in substantial costs to us, and the diversion of resources and the attention of management, any of which could materially negatively affect our business. Such claims, proceedings or litigation could also require us to enter into settlement, royalty or licensing agreements (including with third parties claiming such infringement), stop selling or redesign affected products or services, rebrand or restrict our products or services, pay damages or satisfy indemnification commitments with our customers. Such settlement, royalty or licensing agreements, if any, may not be available on terms acceptable to us, and may negatively affect our business, financial condition, results of operations and prospects.

If our software licenses or services from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business, or if products or services offered by third parties that we rely upon were to contain material defects or errors, our ability to operate our business may be materially adversely affected.

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

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and service and defects and errors in our technology, products or services may be detected in the future. Our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in integrating the acquired technologies, products and services and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their business, any errors, defects, or disruptions in such technology, products and services, or other performance problems with our technology, products and services, could subject our customers to harm and hurt our reputation.

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

We and our competitors may use AI in our businesses, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.

We may utilize AI in our business and integrate AI into our platforms, products, offerings and services. Such use may present legal, regulatory and other challenges that could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. If the output of any AI integrated into our platforms, products, offerings or services are or are alleged to be deficient, inaccurate, infringing, violative of third-party rights or biased, our business, financial condition, and results of operations may be adversely affected. The content, analyses, or recommendations generated by AI programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

Our success and ability to remain competitive in the industry in which we operate requires adapting to technological developments and evolving industry standards, including in the field of AI. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than us, which could make our products and services obsolete, impair our ability to compete effectively and adversely affect our business. Moreover, use of third-party AI tools could lead to the inadvertent disclosure of confidential and proprietary information, which could put us at a competitive disadvantage and adversely affect our proprietary rights, business and financial condition and expose us to reputational harm and liability.

As AI capabilities improve and are increasingly adopted, we may also become more vulnerable to cybersecurity attacks that use AI. Such cybersecurity attacks could compromise our intellectual property and other sensitive information, be costly to remediate and cause significant damage to our business, reputation and operations. Our vendors and third-party partners may incorporate AI without disclosing this use to us, and the providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience further exposing us to cybersecurity attacks and the loss of valuable property and information as well as adversely impact the public perception of the effectiveness of our security measures.

Risks Related to Our Key Personnel and Employee Turnover

Howard Lutnick’s confirmation as the U.S. Secretary of Commerce and the loss of his services could have an adverse effect on our business.

On February 18, 2025, Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Howard Lutnick stepped down as our Executive Chairman of the Board, a position he has held since 2016, and our Board appointed our Chief Executive Officer, Barry Gosin, as our Principal Executive Officer.

We continue to have full confidence in Mr. Gosin, our long-term CEO and respected industry veteran and leader, as well as in the other executives and senior leaders of Newmark. However, the loss of Howard Lutnick as Executive Chairman, as well as his deep institutional knowledge and industry relationships, may be inherently difficult to manage and may hamper our ability to meet our financial and operational goals as we and our management adapt, particularly in the short term. The loss of

Mr. Lutnick’s services may also result in disruptions to our operations and impact our ability to execute on our current strategy and pursue new strategic initiatives, which in turn could have an adverse effect on our business.

The loss of key employees or the failure to hire and retain highly skilled and other key personnel could negatively affect our business.

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract clients and transactions. Further, as we diversify into future business lines or geographic regions, hiring and engagement of effective management in these areas will impact our success. See “Human Capital Management” in Part I, Item 1, Business. If our retention efforts are not successful or our turnover rate increases in the future, our business, results of operations and financial condition could be materially adversely affected.

Our success has largely been led by key employees, such as Barry M. Gosin, who serves as our Chief Executive Officer, and other key officers and brokers, including some who have been hired from competitors or in connection with acquisitions. Although Mr. Gosin entered into an employment agreement in February 2023, as amended and restated in August 2024, if any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

Effective succession planning is also important to our long-term success. Failure to smoothly navigate current and future transitions among our senior management or to effectively transfer knowledge to future executive officers and key employees could hinder our strategic planning and execution. From time to time, members of senior management, directors or other key employees may leave our Company or be absent due to illness or other factors. While we strive to retain our key employees and to reduce the negative impact of such changes when they occur, losing certain key employees could result in significant disruptions to our operations, adversely impact employee retention and morale, and seriously harm our business. Similarly, hiring, training, and successfully integrating replacements for critical personnel is time consuming and, if unsuccessful, could disrupt our operations, and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

The ability of key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these persons may adversely affect our business and prospects.

Certain officers and other key employees may have positions with and obligations to Cantor, BGC or their respective affiliates, and may dedicate only a portion of their professional efforts to our business and operations. There may be no contractual obligation for them to spend a specific amount of their time with us, BGC or Cantor or their respective affiliates.

For example, Mr. Merkel, the Chairman of our Board and our Executive Vice President and Chief Legal Officer, is employed as Executive Vice Chairman, Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and General Counsel of BGC well as a Director and Chairman of BGC’s board of directors. In addition, Mr. Merkel also holds offices at various other affiliates of Cantor. While we have entered into employment agreements with Mr. Gosin and Mr. Rispoli, and we have a change of control agreement with Mr. Merkel, Mr. Merkel is not subject to employment agreements with us or any of our subsidiaries.

In 2024, Mr. Merkel spent approximately 30% of his working time on our matters. Mr. Merkel expects to spend approximately 30% of his working time on our matters in 2025. This percentage may vary depending on business developments, strategic initiatives or acquisition activity at us or BGC or Cantor or any of our or their other affiliates, including SPACs.

Mr. Merkel or certain other of our officers or key employees who have positions with and obligations to other entities may not be able to dedicate adequate time and attention to our business and operations, may be subject to conflicts of interest with us due to their other positions and obligations, and we could experience an adverse effect on our operations due to the demands placed on these persons by their other professional obligations.

We may be unable to enforce post-employment restrictive covenants applicable to our employees.

Certain of our key employees and officers are subject to post-employment restrictive covenants, including non-competition agreements, in connection with their employment agreements and/or the Newmark Holdings limited partnership agreement. For instance, Mr. Gosin entered into an employment agreement in February 2023, as amended and restated in August 2024, and Mr. Rispoli entered into an employment agreement in September 2022, both of which contain certain non-compete provisions. If any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

While we have had success in responding to challenges to certain of our non-compete provisions, there can be no assurance that our non-competition agreements will be found enforceable if challenged in certain states, including states that generally do not enforce post-employment restrictive covenants. In 2024, the Federal Trade Commission enacted a rule, which is currently under legal challenge, that would render non-competition clauses unenforceable in certain situations. If such a rule is upheld (in any form) by the courts, it could have a material adverse impact on any applicable post-employment restrictive covenants currently in place.

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

We have agreements in place to operate on a collaborative and cross-referral basis with certain offices in the United States and in various other locations globally in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices, which we may refer to as “business partners,” generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these business partners, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangements with these business partners may be terminated pursuant to the terms of the individual license agreements. The opening of a Company-owned office to replace an office owned by a business partner requires us to invest capital, which in some cases could be significant. Certain of these agreements or relationships could be impacted in the event that we rebrand or our brand awareness is changed. There can be no assurance that, if we lose additional business partners, we will be able to identify suitable replacement partners or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these business partners and are not responsible for their liabilities, we may face reputational risk if any of these business partners are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues and/or earnings related to our multifamily business for the foreseeable future. A large majority of our fees with respect to servicing and asset management are derived from loans that we originate and that are sold through GSE/FHA programs or placed with institutional investors. A decline in the number or value of loans, due to reductions in the total volumes of loans through GSE/FHA programs or otherwise, that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our capital markets business’ current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Institutional investors typically may terminate servicing engagements with us at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. If we breach our servicing obligations to the agencies or institutional investors, including as a result of a failure to perform by any third parties to which we have contracted certain routine back-office aspects of loan servicing, the servicing engagements may be terminated. Significant declines or terminations of servicing engagements or breaches of such obligations, in the absence of replacement revenue sources, could materially and adversely affect our business, financial condition and results of operations.

Reductions in loan servicing fees as a result of defaults or prepayments by borrowers could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to exposure to potential loss sharing, our loan servicing business is also subject to potential reductions in loan servicing fees if the borrower defaults on or prepays a loan originated thereby, as the generation of loan servicing fees depends upon the continued receipt and processing of periodic installments of principal, interest and other payments such as amounts held in escrow to pay property taxes and other required expenses. The loss of such loan servicing fees would reduce the amount of cash actually generated from loan servicing and from interest on amounts held in escrow. The expected loss of future loan servicing fees would also result in non-cash impairment charges to earnings. Such cash and non-cash charges could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Turbulence in the U.S. and international economy or markets adversely affects our liquidity and funding positions, financial condition and the willingness of certain clients to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access the capital markets on a timely basis, or at all, and may necessitate greater short-term borrowings during certain times, which in turn may adversely affect our cost of borrowing, financial condition, and creditworthiness, and as a result, potentially impact our credit ratings and associated outlooks.

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

As of December 31, 2024, our GSE business had $1.5 billion of committed loan funding and $1.1 billion of uncommitted loan funding available through multiple commercial banks, and an uncommitted $500 million Fannie Mae loan repurchase facility. Consistent with industry practice, our capital markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on MSRs and on our business, financial condition, results of operations and prospects.

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

Our indebtedness, which on March 3, 2025 was approximately $735 million (exclusive of indebtedness on our warehouse facilities), may have important, adverse consequences to us and our investors, including:

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
•we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends, repurchase common stock or purchase limited partnership units; and
•there would be a material adverse effect on our business, financial condition, results of operations and prospects if we are unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

The $735 million of indebtedness excludes the warehouse facilities collateralized by GSEs because these lines are used to fund short-term loans held for sale that are generally sold within 45 days from the date the loan is funded. All of the loans held for sale are either under commitment to be purchased by Freddie Mac or have confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

Some of our borrowings have variable interest rates. As a result, increases in market interest rates have had and may continue to have a material adverse effect on our interest expense. Prolonged high or rising interest rates could further increase our cost of funds, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our ability to meet our payment and other obligations related to our debt depends on our ability to refinance such debt, borrow funds from our credit facilities and to generate and maintain sufficient cash flows. To the extent that we incur additional indebtedness or seek to refinance our existing debt, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our borrowings and to fund other liquidity needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Credit ratings downgrades could adversely affect our cost of capital and the availability of debt financing.

Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of

Newmark, Cantor or any of their other affiliates, and/or the associated ratings outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates payable on our future or currently outstanding debt may increase in the event that our ratings get downgraded; for example, under the terms of our 7.500% Senior Notes, a downgrade in our credit ratings by Fitch Ratings Inc. or Standard & Poor’s would lead to an increase in the interest rate payable on those notes.

As of December 31, 2024, our long-term credit ratings from Japan Credit Rating Agency, Ltd. are BBB+ with a stable outlook, and from both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB-, and the associated outlooks are stable. Our long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of stable. No assurance can be given that our credit ratings and associated outlooks will remain unchanged in the future.

Our acquisitions may require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Future acquisitions may require significant cash resources and lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial nonrecurring transaction costs, including break-up fees, assumption of liabilities and expenses and compensation expenses. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional funding or capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP AND EQUITY STRUCTURE

We are a holding company and accordingly are dependent upon distributions from Newmark OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases of our Class A common stock.

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

On November 4, 2024, our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and purchases of limited partnership interests or other equity interests in our subsidiaries up to an aggregate of $400.0 million. See “Stock and Unit Repurchase and Redemption Program and 2024 Activity” in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. This authorization includes repurchases of stock or purchases of units from executive officers, other employees and partners, including Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or purchase units. See “—Risks Related to Our Business—Risks Related to Liquidity, Funding and Indebtedness— Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.”

Reductions in our quarterly cash dividend and reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock. There can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels.

On February 13, 2025 our Board declared a quarterly cash dividend of $0.03 per share payable on March 17, 2025 to Class A and Class B common stockholders of record as of March 3, 2025. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers with higher dividend yields.

Our ability to pay dividends is dependent upon our available cash on hand and funds received from distributions, loans or other payments from Newmark OpCo. Newmark OpCo intends to distribute to its limited partners, including us, on a pro rata and quarterly basis, cash in an amount that will be determined by Newmark Holdings, its general partner, the entity of which we are the general partner of. Newmark OpCo’s ability, and in turn our ability, to make such distributions will depend upon the continuing profitability and strategic and operating needs of our business. We may not pay the same dividend to our shares as the distribution paid by Newmark OpCo to its limited partners.

We have flexibility in how we deploy our capital. As noted above, in November 2024, our Board of Directors reauthorized our stock repurchase and unit purchase authorization to an aggregate of $400 million, which repurchases and purchases we may make from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels. See “Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program” in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our Class B common stock is controlled by Cantor and will not be subject to conversion or redemption by us. Our Certificate of Incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event. Furthermore, the Class B common stock is only issuable to Cantor, members of the Lutnick family or certain persons or entities controlled by them. The difference in the voting rights of our Class B common stock could adversely affect the market price of our Class A common stock.

As long as Cantor beneficially owns a majority of our total voting power, it will have the ability, without the consent of the other holders of our Class A common stock, to elect all of the members of our Board of Directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.

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

Risks Related to Our Relationship with Cantor and its Affiliates

In connection with his confirmation as the 41st Secretary of Commerce, Mr. Howard Lutnick has stated his intention to divest his interests in our company, Cantor and CFGM to comply with U.S. government ethics rules. We cannot predict the consequences of this divestiture.

In addition to the risks described under “—Risks Relating to Our Key Personnel and Employee Turnover,” there are various risks associated with Howard Lutnick’s intended upcoming divestment of his interests in our company, Cantor and CFGM. The consequences of these divestments will depend upon the manner in which they are accomplished, and we do not currently expect such divestments to trigger “change of control” provisions under any material agreements. That expectation may change and it may be difficult to predict the full consequences of such divestments, and there can be no assurance that these divestments will not trigger such “change of control” provisions.

Our Class B common stock is held by Cantor and CFGM, whose interests may conflict with ours and may exercise their control in a way that favors their interests to our detriment.

Since our inception, we have been controlled directly by Cantor, and indirectly by Howard Lutnick through his control of Cantor. Cantor exercises control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.

Further changes in Cantor’s management may occur pursuant to Mr. Howard Lutnick’s divestiture of his interests, which may impact Cantor’s control over and relationship with us in ways that we cannot currently predict.

As of December 31, 2024, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2024, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2024 represented approximately 58.7% of our total voting power. As of December 31, 2024, Cantor and CFGM also owned 27,570,090 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Cantor would have approximately 76.6% of our total voting power as of December 31, 2024 (61.7% if Cantor were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock. Additionally, on February 18, 2025, Mr. Brandon Lutnick was appointed as Chief Executive Officer and Chairman of Cantor and Chief Executive Officer of CFGM, and Mr.

Kyle Lutnick was appointed as Executive Vice Chairman of Cantor and President of CFGM, and as a member of our Board of Directors.

Cantor’s and/or members of the Lutnick family’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

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
•intellectual property matters;
•business combinations involving us;
•the nature, quality and pricing of administrative services and transition services to be provided to or by Cantor or its affiliates; and
•any positions by members of the Lutnick family with us and our affiliates, BGC Group and/or Cantor and their ownership of any such equity or the equity of any of Cantor’s other affiliates.

Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with Cantor in the future or in connection with Cantor’s desire to enter into new commercial arrangements with third parties. Further, potential allegations of conflicts or reputational impacts could occur, which may have an adverse effect on our business. Members of the Lutnick family have been, and may be, periodically employed by and/or involved in the management of our and our affiliate’s businesses.

We expect Cantor to manage its continued ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of our Class A common stock, which would dilute Cantor’s voting power in us. See “—Risks Related to Our Corporate and Partnership and Equity Structure—If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects.”

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own business and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our Audit Committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. There is no assurance that such restructuring would not result in a material expense or disruption to our business.

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

Cantor has existing real estate-related businesses and may, from time to time, sponsor SPACs or invest in other ventures which have a real estate focus. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Cantor may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our capital markets business, there can be no assurance that Cantor’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

Moreover, the service of officers or partners of Cantor as our officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, SPACs and similar investments or other entities, could create conflicts of interest when we and those directors or officers are faced with decisions that could have different implications for us and them.

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

Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting and legal and regulatory requirements. Any material failure to ensure full compliance with control and financial reporting requirements, including as a result of acquisitions, could result in restatement of our financial statements, delay or prevent us from accessing the capital markets and harm our reputation and/or the market price for our Class A common stock.

Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of sales of shares of our Class A common stock by us, and the perception that such sales could occur may adversely affect prevailing market prices for our stock.

We may sell shares of our Class A common stock from time to time, including, without limitation, in connection with underwritten offerings, any “at-the-market” controlled equity offering program we may establish, or to our employees and partners. We may also facilitate forms of compensatory unit monetization which may result in the issuance of shares to employees and partners. As a well-known seasoned issuer, we may file an automatic shelf registration statement and commence a registered offering, including of our Class A common stock, immediately thereafter.

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2024, we have issued an aggregate of 2,681,096 shares of our Class A common stock under this registration statement. We have filed registration statements on Form S-8 pursuant to which we have registered the shares underlying the Equity Plan. As of December 31, 2024, there were 389.6 million shares remaining for issuance under such registration statements.

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

Because future sales of our Class A common stock may be made in the markets at prevailing market prices or at prices related to such prevailing market prices, the prices at which these shares have been sold and may be sold in the future will vary, and these variations may be significant. Purchasers of these shares may suffer significant dilution if the price they pay is higher than the price paid by other purchasers of shares of our Class A common stock in any future offerings of shares of our Class A common stock. In addition, the sale by us of any shares of our Class A common stock may decrease our existing Class A common stockholders’ proportionate ownership interest in us, reduce the amount of cash available per share for dividends payable on shares of our Class A common stock and diminish the relative voting strength of each previously outstanding share of our Class A common stock.

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

Further, certain of the awards under our Equity Plan contain provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for certain grants, payments and grants of exchangeability, and exercisability in the event of certain change of control events.

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

Ongoing scrutiny and changing expectations from stockholders, clients and customers with respect to the Company’s corporate responsibility or ESG practices may result in additional costs or risks.

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

Extreme weather events such as flooding, hurricanes, tornadoes, earthquakes, extreme temperatures and wildfires could negatively impact our operations or the physical assets and operations of our clients. Such weather events that affect one or more of our offices could disrupt our operations and increase our operating costs. Additionally, related regulation, including regulation designed to reduce the greenhouse gas emissions of buildings or any climate change related rules, could negatively affect us or our clients.

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

Risk Management and Strategy

Our global cybersecurity processes form the comprehensive framework we utilize for planning, performing, managing, assessing, and improving our security controls as they relate to cybersecurity, and form part of our overall risk management system. We aim to conduct our cybersecurity program in accordance with currently recognized global policies and standards for cybersecurity and information technology. These processes are managed by our cybersecurity team headed by our CISO and CIO and supported by our business continuity teams.

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

Disaster Recovery

Our processes address disaster recovery concerns. We operate most of our technology from dual-primary data centers in the cloud, with one located in the Eastern U.S. region and the other in the Western U.S. region. Either site alone is capable of running all of our essential systems. In addition, we maintain technology operations in East Asia, the Western U.S. and the South Central U.S. regions. Replicated instances of this technology are maintained in our Eastern U.S. region. All regions are built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems is automated.

Board Governance and Management

Our global cybersecurity processes are managed primarily by our CISO, whose experience includes approximately 20 years of service in roles relating to assessing, managing and providing oversight for cybersecurity risks at public and private entities, our CIO, whose experience includes managing the technology professionals and processes at public commercial real estate advisors, and our CFO, whose experience includes risk management and specialized financial knowledge.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 125 Park Avenue, New York, New York 10017. They consist of approximately 150,000 square feet of space under a lease that expires in 2042.

We operate out of more than 140 offices. As of December 31, 2024, Newmark and our business partners together operated from approximately 170 offices across four continents.

ITEM 3. LEGAL PROCEEDINGS

See Note 28 — “Commitments and Contingencies” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the information under the heading “Legal Proceedings” included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, for descriptions of our legal proceedings which are incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “NMRK.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.

As of February 26, 2025, there were 792 holders of record of our Class A common stock and two holders of record of our Class B common stock.

See the discussions in “Cantor Rights to Purchase Cantor Units from Newmark Holdings,” in Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements included in Part II, Item 8 and “Partnership Exchange Rights into Newmark Class A and Class B Common Stock” in Part I, Item 1, Business, of this Annual Report on Form 10-K, for information responsive to Item 701 of Regulation S-K, each of which are incorporated by reference herein.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

We have returned $557.1 million to shareholders through share repurchases and redemptions and we paid dividends and distributions of $214.5 million over the past three years. We expect to continue returning capital to shareholders.

Since 2022, the Board has declared a quarterly dividend of $0.03 per share. In addition, Newmark Holdings has paid quarterly after-tax distributions to its partners. The Exchange Ratio is adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference between our dividend policy and the distribution policy of Newmark Holdings.

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

Stock and Unit Repurchase and Redemption Program and 2024 Activity

On November 4, 2024, Newmark’s Board increased Newmark’s existing share repurchase and unit purchase authorization, which has no expiration date, to $400.0 million. This authorization includes repurchases of shares or purchases of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units.

During the year ended December 31, 2024, Newmark repurchased 17,729,096 shares of Class A common stock and 863,722 units at an average price of $11.99 and $14.24 per security, respectively.

During the year ended December 31, 2023, Newmark repurchased 5,785,370 shares of Class A common stock at an average price of $6.47 per share.

As of December 31, 2024, Newmark had $371.9 million remaining under its share repurchase and unit purchase authorization.

The following table details our share repurchase and unit purchase activity during the fourth quarter of 2024, including the total number of shares repurchased and units purchased, the average price paid per share and per unit, the number of shares repurchased as part of our publicly announced repurchase and purchase program and the approximate value that may yet be repurchased or purchased under such program as of December 31, 2024 (in thousands except shares and per share amounts):

	Total Number of Shares/Units Repurchased/Purchased	Average Price Paid per Share/Unit	Total Number of Shares/Units Repurchased/Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Unit Purchases
October 2024	68,346	$14.96	68,346
November 2024	—	$—	—
December 2024	—	$—	—
Total Unit Purchases	68,346	$14.24	68,346

Share Repurchases
October 2024	146,035	$15.55	146,035
November 2024	1,837,131	$15.28	1,837,131
December 2024	—	$—	—
Total Share Repurchases	1,983,166	$11.99	1,983,166	$371,920

Performance Graph

The performance graph below shows a comparison of the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested on December 31, 2019, measured on December 31 of each year from 2019 through 2024. The peer group consists of CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, Jones Lang LaSalle Incorporated, and Savills plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. The chart includes the Russell 2000 Index, of which we are a member. Because this index includes small cap U.S.-listed companies, and because we are not a part of the S&P 500 Index, we believe that the Russell 2000 Index is a better measure of our stock’s relative performance.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2025. S&P 500 is Copyright © 2025 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved. Russell 2000 Copyright © 2025 Russell Investments. Used with permissions, all rights reserved.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, included elsewhere in this Annual Report on Form 10-K and the cautionary statements relating to forward-looking statements below.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2024, 2023 and 2022. We operate in one reportable segment, real estate services.

Forward-Looking Cautionary Statements

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, reductions in government spending, recession fears, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, reductions in government spending, recession fears, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors as a result of the new U.S. presidential administration;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, fluctuating interest rates and market uncertainty, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, uncertainty in the timing of stabilization of interest rates and the recovery of transaction volumes, changes in the mix of demand for commercial real estate space, decreased demand for urban office and retail space generally which may not be offset by increased demand for suburban office, data center, fulfillment, and distribution centers and life sciences facilities or otherwise, and which could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to declines in real estate values, including due to sales of loans previously held by failed financial institutions, increases in commercial real estate lending rates, and the volume of committed investment capital;
•market conditions and volatility, fluctuations in transaction volumes, including changes in leasing and lending activity and debt volumes, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases or decreases in deficits and the impact of changing government tax rates, repatriation rules, changes to U.S. trade or immigration policy and the impact of such policy changes on our clients’ businesses, deductibility of interest, and other changes to monetary policy, changing regulatory requirements or changes in legislation, regulations and priorities, possible turmoil across regional banks and certain global investment banks, possible disruptions in transactions, and potential downturns including recessions, and similar effects, which may not be predictable in future periods;
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
•uncertainties related to our ongoing integration of Gerald Eve or any other businesses that we may acquire and the synergies and revenue growth generated from these and other acquisitions as we build out our international and domestic businesses;

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
•our relationship and transactions with Cantor and its affiliates, including CF&Co and CCRE, Newmark’s structure, including Newmark Holdings, which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and Newmark OpCo, the timing and impact of any actual or future changes to our organization or structure, any challenges to our interpretation or application of tax laws to our structure, any related party transactions, conflicts of interest, or loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements and joint ventures, and CF&Co’s acting as our placement agent in connection with certain capital markets transactions;
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
•our ability to maintain or develop relationships with independently owned offices or partners in our businesses;
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
•risks related to changes in the administration of the GSEs, including changes in the terms of or removal from applicable conservatorships and changes in their capabilities, and in their requirements for participating in their programs and any impact on transaction volume;
•risks related to any reduction or elimination of governmental programs that provide support for mortgage loans;
•risks related to the reduction in staffing at U.S. governmental agencies;
•risks inherent in doing business in and expanding into international markets or with international partners, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, the risks of possible nationalization and/or foreign ownership restrictions, compliance with anti-corruption laws, import and export control laws, economic and trade sanctions programs, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, the outbreak of hostilities, the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic volatility in the U.K. and Europe, rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, as well as potential changes in these factors as a result of the new U.S. presidential administration;
•political and/or civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, and tensions with law enforcement, the impact of elections, or other social and political developments, labor unrest, the impact of U.S. government shutdowns or political impasses, and uncertainties regarding the debt ceiling, the federal budget, and the deployment of federal funds, including on HUD, as well as potential changes in these factors as a result of the new U.S. presidential administration;
•the impact of terrorist acts, acts of war or other violence, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our business, clients, the markets in which we operate, and the economy in general of fluctuating interest rates, market volatility, and inflationary pressures and the Federal Reserve’s response thereto, infrastructure spending, changes in U.S. and foreign tax and other laws, interpretation of tax law, potential policy and regulatory changes in Mexico and other countries, sequestrations, and future changes to tax and other policies resulting from elections and changes in governments;
•the impact of any claims or litigation related to compensation, or other transactions with our current and former executive officers;

•the effect on our business of leadership changes and the resulting transition following the confirmation of Howard W. Lutnick, our former Executive Chairman and principal executive officer, as U.S. Secretary of Commerce, our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise, and the Federal Trade Commission’s ban on non-compete provisions (which has been set aside pending appeal), which may impact our employment arrangements and awards if such ban ultimately comes into effect;
•the effects on our business of Howard W. Lutnick’s intended divestiture of his interests in us, Cantor and CFGM;
•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, changes in environmental regulations, including regulations relating to climate change and greenhouse gas emissions, and risks relating to U.S. and foreign tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, unavailability of certain tax credits or reliefs or additional tax liabilities or assessments, unavailability of certain tax credits or reliefs or additional tax liabilities or assessments, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and our subsidiaries are not deemed investment companies under the Investment Company Act;
•factors related to specific transactions or series of transactions as well as risks related to potential counterparty failure;
•costs and expenses of developing, maintaining and protecting our intellectual property, utilizing third-party software licensed under “open source” licenses, as well as employment, regulatory and other litigation and proceedings and their related costs, including costs and expenses related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, requirements that we stop selling or redesign affected products or services, rebrand or restrict our products or services or pay damages to satisfy indemnification commitments with our customers, and the impact thereof on our financial results and cash flows in any given period;
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
•the impact of our ESG or “sustainability” ratings on decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of our Class A common stock or Company debt securities, or other matters, as well as the impact and potential cost to us of any policies, legislation, or initiatives in opposition to our ESG or “sustainability” policies;
•the fact that the prices at which shares of our Class A common stock are or may be sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions; and
•the effect on the markets for and trading prices of our Class A common stock due to market factors, as well as of various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable debt or other securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or our subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledges, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners.

The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10‑K, may cause actual results and events to differ materially from the forward-looking statements.

Overview

Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. We offer a diverse array of integrated services and products designed to meet the full needs of our clients. Please see “Item 1—Business” for more information.

Business Environment

There are several factors that impact results across our three main revenue sources (management services, servicing fees and other; leasing and other commissions; and capital markets), including both secular and cyclical industry trends as well as macroeconomic dynamics and our investments in growth. These factors are discussed below.

Key Business Drivers
The key divers of our business include our ability to attract and retain revenue generating headcount across our service lines, the productivity of these employees, and industry volumes in these areas. Volumes are largely a factor of economic growth, interest rates, and the demand for commercial real estate as an investment and debt financing. In addition, demand for our services is influenced by secular trends with respect to outsourcing and other services we provide.

Attracting and Retaining Revenue-generating Headcount. During 2024, we continued to solidify what we believe is our position as the platform of choice for many of the real estate industry’s top professionals. In U.S. and U.K., we hired some of the most prolific and experienced debt and structured finance professionals as well as some of the most innovative and active leasing teams. Newmark also opened a flagship office in France, continental Europe’s second largest transaction market, where we attracted some of the most talented leasing and capital markets professionals. In October of 2024, our European expansion continued with the launch of our capital markets and leasing businesses in Germany. We believe that these additions further demonstrate the strength of our global brand, and that our substantial investments in data, analytics, and talent position Newmark to capitalize on ongoing macroeconomic trends. Furthermore, our revenue-generating headcount was up modestly year-on-year as of the end of the 2024, after having been relatively flat year-on-year at the end of each of the three previous quarters. Therefore, productivity gains drove the large majority of our total revenue growth, as well as our increased fees across Capital Markets, Leasing, and Valuation & Advisory. As more of our recently hired revenue-generating professionals ramp up, we expect further productivity gains over time.

Continued Trends in Outsourcing and with Respect to Our Servicing Portfolio. Our GCS, Property Management and servicing and asset management businesses continue to benefit from increased outsourcing by companies, owners of real estate, and lenders. We expect the outsourcing trend for commercial real estate and lending functions to continue. This trend, combined with our ability to cross sell between our service lines, enabled us grow our management services and servicing businesses by double digit percentages in 2024.

Additionally, we operate a high growth asset management and servicing business focused on bank, fund, and commercial mortgage-backed securities clients, including GSE/FHA lenders. As of December 31, 2024, our loan servicing and asset management portfolio was $183.4 billion (of which 61.8% was limited servicing and asset management, 36.8% was higher margin primary servicing, and 1.5% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

Trends in GDP and Job Growth Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and GDP growth.
According to Bloomberg, U.S. and U.K. GDP expanded by 2.8% and 0.9%, respectively, in 2024. In 2023, the respective growth rates were 2.9% and 0.4%. For context, over the ten years prior to the global pandemic (or through December 31, 2019), real U.S. GDP grew at a CAGR of 2.4%, measured in chain linked 2017 dollars, while real U.K. GDP grew at a CAGR of 2.0%, measured in chain linked 2019 pounds.

According to Bloomberg, the seasonally adjusted monthly average of U.S. non-farm payroll employment increased by approximately 377,000, 251,000, and 186,000 in 2022, 2023, and 2024 respectively. For context, this seasonally adjusted monthly figure averaged approximately 183,000 over the ten years prior to the global pandemic (or through December 31, 2019). The December 2024 U.S. unemployment rate (based on U-3) was 4.1% compared with 3.8% a year earlier. With respect to the U.K., the unemployment rate was 4.1%, and 4.3% in 2023 and 2024, respectively.

Interest Rate Environment. Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden increases in short term interest rates can therefore have pronounced effects on commercial mortgage origination and investment sales volumes.

The ten-year U.S. Treasury yield increased by approximately 79 basis points quarter on quarter and by 69 basis points year-on-year to 4.6% as of December 31, 2024. The ten-year U.K. Gilt yield increased by approximately 57 basis points quarter on quarter and by 103 basis points year-on-year to 4.6% as of December 31, 2024. These increases were due largely to uncertainty with respect to the pace at which inflation in the U.S. and U.K. will subside and at which the FOMC and/or MPC will lower short term rates. For context, ten-year U.S. Treasury and ten-year Gilt yields still remain below their 50-year average through December 31, 2024 of approximately 5.9% and 6.8%, respectively.

While U.S. and U.K. inflation measures have declined since 2022, they remain above the 2% targets set by both the FOMC and MPC. As a result, short-term yields are expected to be higher compared with most of the period from the end of 2008 through early 2022, they are expected to stabilize and gradually fall from more recent levels. For example, the February

2025 Bloomberg consensus was for Fed Funds Target rate target rate to be 4.1% and 3.7%, respectively, by the ends of 2025 and 2026. The most recent Bloomberg consensus was for the Bank of England’s short-term target rate to be 3.8%, and 3.4%, by the ends of 2025 and 2026. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 (near the height of the global financial crises) through February 28, 2022 (when the FOMC began raising this rate), and averaged approximately 4.9% and 3.1% over the 50 years and 25 years ended December 31, 2022, respectively, according to Bloomberg. The Official Bank Rate averaged 0.47% from December 31, 2008 through February 28, 2022, and approximately 2.4% and 6.3% over the 25 and 50 years ended December 31, 2024, according to Bloomberg.

Industry Leasing Activity. While industrial and retail have increased as a percentage of leasing revenues since 2019, office remains the majority of activity for Newmark and the industry. According to data from Newmark Research and CoStar, U.S. office leasing activity, as measured by the percentage of available inventory leased in a given quarter, has improved significantly from the lows seen in the first half of 2021, but remains somewhat below the 2015-2019 average, largely as a result of smaller lease sizes versus pre-pandemic levels. According to Newmark Research, this recovery in office leasing was particularly strong in New York City and other gateway cities and has not yet spread to many of the other regions and cities in the U.S. Based on Newmark Research and CoStar data, demand for Trophy and Class A U.K. office spaces is robust, particularly in central London. They also estimate that fourth quarter 2024 overall U.K. office leasing activity was up by over 20% year-on-year its highest level since the third quarter of 2018, while full year 2024 activity increased by over 10% versus 2023 and was the best year since 2019.

Based on data from Newmark Research and CoStar, the scarcity of available U.S. retail space cannot satisfy strong demand, which has dampened leasing activity for this property type but kept vacancies near all-time lows and rents near their historical highs. According to the same sources, while industrial net absorption remained positive in the U.S., it has turned negative in the U.K. In both countries, vacancy continued to increase in 2024 as a result of an increased supply, as a higher-than-normal pipeline of available space is being constructed. Against this backdrop, our revenues from Leasing and other commissions increased by 2.1% for the year ended December 31, 2024.

We expect demand for office space to be driven by the reset in values due to near-term debt maturities. We also continue to see increased need for office space in certain markets, led by ongoing return-to-work plans, as well as new demand driven by companies in technology including AI as well as financial services. Placer.ai data for December 2024 indicates that in-person attendance in the U.S. increased to 66% of pre-pandemic levels versus 63% a year earlier. Our management services, leasing, origination, and capital markets professionals continue to actively collaborate with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

Industry Capital Markets Activity. We continued to gain share in Capital Markets, even as overall industry volumes improved due largely to the stabilization of benchmark interest rates. For example, MSCI’s preliminary investment sales figures, which excludes transactions related to the equity portion of loan sales, indicate that volumes across all property types were up by at least 40% and 9%, respectively, in U.S. in the fourth quarter and full year 2024 compared with a year earlier. The same source reports that European investment sales volumes increased by at least 11% and 4% for the same respective periods. Newmark’s fourth and full year 2024 investment sales volumes were up by approximately 71% and 18%, respectively, excluding the impact of the Signature Transactions. We have gained considerable market share over the past several years. For example, our U.S. investment sales volumes were approximately 9% of overall U.S. MSCI volumes over the twelve months ended December 31, 2024, versus 3.3% in 2015.

We have also gained market share in our commercial mortgage origination businesses. According to the MBA, which also excludes loan sales, overall U.S. commercial and multifamily originations increased by 84% and 17% in the fourth quarter and full year 2024, respectively versus a year earlier. In comparison, we increased our Total Debt volumes year-on-year for fourth quarter and full year 2024 by approximately 177% and 79%, respectively, excluding the impact of the Signature Transactions. We believe that we have meaningfully outperformed the industry in originations over the last several years. According to data or estimates from MSCI, the MBA, and/or Newmark Research, our U.S. Total Debt volumes were nearly 9% of U.S. commercial and multifamily mortgage originations over the twelve months ended December 31, 2024, compared with 1.5% in 2015.

Commercial And Multifamily Mortgage Maturities and Other Drivers. In 2024, we benefited from the continuing need for our clients to both refinance existing properties owned by them and to finance investments in properties they seek to own. We expect the record amounts of medium-term commercial and multifamily mortgage maturities and interest rate stabilization to together lead to continued improvement in industry debt volumes, as well as increased investment sales activity. For example, the MBA expects a record $957 billion of U.S. mortgage maturities in 2025 alone, and approximately $2.1 trillion between 2025 and 2027.

In addition, we anticipate several positive factors will position the Company for success, including the ongoing strength and expected capital investment in the U.S. economy, the re-shoring of manufacturing and investment in data centers fueled by artificial intelligence. We believe that these factors, along with our leading presence in capital markets, will drive growth across nearly all of Newmark’s service lines.

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

Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow U.S. GAAP, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for leasing and capital markets transactions. See Note 3 – “Summary of Significant Accounting Policies” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.

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

As part of our compensation plans, certain employees have been granted limited partnership units in Newmark Holdings and, prior to the Newmark IPO, BGC Holdings, which generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. As a result of the Corporate Conversion, there are no longer any limited partnership units in BGC Holdings outstanding. Certain Newmark employees also hold N Units that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. These N Units convert into distribution earnings units over a three- to ten-year period. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations.

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

(iv) Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to primarily the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of the UBT, rests with the partners rather than the partnership entity (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Our accompanying consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

Newmark is subject to the tax laws and regulations of the U.S. and various non-U.S. jurisdictions. The OECD Pillar Two Framework provides for a minimum global effective tax rate of 15%. The EU Member States formally adopted the EU’s Pillar Two Directive with a subset of rules that became effective January 1, 2024. Other countries are also expected to implement similar legislation. The minimum global effective tax did not have a material impact on our 2024 tax rate.

Business Mix and Seasonality

Our pre-tax margins are affected by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA loans, which are included in “Capital markets” in our consolidated statement of operations, tend to be lower, as we retain rights to service loans over time, and because this item includes non-cash GAAP gains attributable to OMSRs, which represent the fair value of expected net future cash flows from servicing recognized at commitment, net. Capital markets transactions tend to have higher pre-tax margins than leasing transactions. Pre-tax earnings margins on our property management and parts of our other GCS businesses are at the lower end of margins for the Company as a whole because they include some revenues that equal their related expenses. These revenues represent fully reimbursable compensation and non-compensation costs and may be referred to as “pass through revenues.”

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the five years from 2020 through 2024, we generated an average of approximately 21% of our revenues in the first quarter and 30% of our revenues in the fourth quarter. Because approximately 30% of our expenses are fixed in a typical year, this seasonality generally leads to higher profitability in the fourth quarter and lower margins in the first quarter, all else equal.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other (1)	$1,106,699	40.4%	$970,877	39.3%	$909,485	33.6%
Leasing and other commissions	857,617	31.3	839,595	34.0	831,874	30.7
Capital markets	774,186	28.3	659,896	26.7	964,168	35.7
Total revenues	2,738,502	100.0	2,470,368	100.0	2,705,527	100.0
Expenses:
Compensation and employee benefits	1,598,400	58.4	1,489,138	60.3	1,554,784	57.5
Equity-based compensation and allocations of net income to limited partnership units and FPUs (2)	185,398	6.8	139,747	5.7	138,312	5.1
Total compensation and employee benefits	1,783,798	65.1	1,628,885	65.9	1,693,096	62.6
Operating, administrative and other (1)	597,594	21.8	536,697	21.7	534,843	19.8
Fees to related parties	26,446	1.0	27,204	1.1	28,502	1.1
Depreciation and amortization	174,299	6.4	166,221	6.7	165,816	6.1
Total operating expenses	2,582,137	94.3	2,359,007	95.5	2,422,257	89.5
Other income (loss), net	6,677	0.2	13,854	0.6	(97,701)	(3.6)
Income from operations	163,042	6.0	125,215	5.1	185,569	6.9
Interest expense, net	(31,768)	(1.2)	(21,737)	(0.9)	(30,970)	(1.1)
Income before income taxes and noncontrolling interests	131,274	4.8	103,478	4.2	154,599	5.7
Provision for income taxes	45,783	1.7	41,103	1.7	42,054	1.6
Consolidated net income	85,491	3.1	62,375	2.5	112,545	4.2
Less: Net income attributable to noncontrolling interests	24,257	0.9	19,800	0.8	29,270	1.1
Net income available to common stockholders	$61,234	2.2%	$42,575	1.7%	$83,275	3.1%
(1)Revenues and expenses recorded during the quarter and year ended December 31, 2024 included in this report differ from those included in our earnings release issued February 14, 2025. This reflected a $15.6 million reduction in reported Management services, servicing fees and other revenues, which related to pass through revenues, and an offsetting $15.6 million reduction in the related reported pass through Operating, administrative and other expense. These offsetting items had no impact on the Company’s earnings.
(2)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$110,973	4.1%	$85,918	3.5%	$92,308	3.4%
Limited partnership units amortization	23,203	0.8	14,267	0.6	8,322	0.3
RSU amortization	29,568	1.1	24,620	1.0	21,807	0.8
Total equity compensation	163,744	6.0	124,805	5.1%	122,437	4.5
Allocations of net income to limited partnership units and FPUs	21,654	0.8	14,942	0.6	15,875	0.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$185,398	6.8%	$139,747	5.7%	$138,312	5.1%

Year ended December 31, 2024 compared to the year ended December 31, 2023

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $135.8 million, or 14.0%, to $1,106.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase reflects growth from GCS, our servicing and asset management business, as well as V&A fees.

Leasing and Other Commissions
Leasing and other commission revenues increased by $18.0 million, or 2.1%, to $857.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 which was driven primarily by growth in office leasing.

Capital Markets
Capital markets increased by $114.3 million, or 17.3%, to $774.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase reflects a 30.4% increase in commercial mortgage origination, net, and a 9.5% improvement in investment sales fees, both of which reflected strength across every major property type.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $109.3 million, or 7.3%, to $1,598.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase reflects higher commission-based revenues and other costs related to acquisitions and the hiring of revenue generating professionals.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $45.7 million, or 32.7%, to $185.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily attributable to the year-on-year improvement in Newmark’s average stock price as compensation expense related to the grant of exchangeability for limited partnership units is related to the stock price of Newmark Class A common stock.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $60.9 million, or 11.3%, to $597.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to higher pass through costs and increased warehouse interest expense, both of which were offset by associated revenues.

Fees to Related Parties
Fees to related parties decreased by $0.8 million, or 2.8%, to $26.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2024 increased by $8.1 million, or 4.9%, to $174.3 million compared to the year ended December 31, 2023 due to increased fixed asset depreciation of $0.5 million, intangible asset amortization of $2.8 million, as well as a $4.4 million change in MSR valuation allowance.

Other Income (loss), Net
Other income (loss), net of $6.7 million in the year ended December 31, 2024 consisted primarily of recoveries from forfeited restricted Newmark Class A common stock.

Other income (loss), net of $13.9 million in the year ended December 31, 2023 consisted of equity income on the Real Estate LP joint venture described below under “—Certain Related Party Transactions—Investment in CF Real Estate Finance Holdings, L.P.” and proceeds from a legal settlement, partially offset by losses on certain investments.

Interest Expense, Net
Interest expense, net increased by $10.0 million, or 46.1%, to $31.8 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher interest expense on our corporate debt.

Provision for Income Taxes
Provision for income taxes increased by $4.7 million, or 11.4%, to $45.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $4.5 million, or 22.5%, to $24.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by a higher pre-tax income.

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

Capital Markets
Capital markets decreased by $304.3 million, or 31.6%, to $659.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to lower industry-wide commercial and multifamily origination volumes, which declined by 47% in the U.S. (according to the MBA). The Company’s GSE/FHA origination platform also gained significant market share, as its volumes declined by approximately 9% versus 29% reductions in industry GSE multifamily activity. Investment sales revenue decreased by 37.1%, which primarily compares to industry-wide declines of approximately 50% for U.S. and European investment sales over the same period (according to MSCI).

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

Interest Expense, Net

Interest expense, net decreased by $9.2 million, or 29.8%, to $21.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase in interest income on employee loans, which was largely offset by increased amortization which is recorded as part of compensation expense.

Provision for Income Taxes
The provision for income taxes decreased by $1.0 million, or 2.3%, to $41.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $9.5 million, or 32.4% to $19.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by lower pre-tax earnings.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of December 31, 2024, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $595.7 million and $75.0 million outstanding under the Credit Facility with a carrying amount of $75.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $4.7 billion as of December 31, 2024 and $4.5 billion as of December 31, 2023.

Total liabilities were $3.2 billion as of December 31, 2024 and $2.9 billion as of December 31, 2023.

Liquidity
As of December 31, 2024, we had cash and cash equivalents of $197.7 million. Additionally, we had $525.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
7.500% Senior Notes	$595,673	$—
Credit Facility	75,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Total corporate debt	$670,673	$547,260

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

During the year ended December 31, 2024, there were $245.0 million of borrowings and $170.0 million of repayments under the Credit Facility. As of December 31, 2024, there were $75.0 million of borrowings outstanding under the Credit Facility. As of December 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.15%, with a weighted-average interest rate of 6.66% for the year ended December 31, 2024. As of December 31, 2023, there were no borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of March 3, 2025. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

See “—Certain Related Party Transactions —7.500% Senior Notes” below for further discussion.

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

On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of December 31, 2024, there were no borrowings outstanding under the Cantor Credit Agreement. As of December 31, 2023, there was $130.0 million outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of December 31, 2024, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of December 31, 2024 and December 31, 2023 we had $0.8 billion and $0.5 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying consolidated balance sheets.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit was included within the Company’s then-existing $450 million warehouse facility. The advance line provided 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and was collateralized by Fannie Mae’s commitment to repay advances. There were no outstanding draws under this sublimit as of December 31, 2024 or December 31, 2023. Newmark did not have any Fannie Mae loans in forbearance as of December 31, 2024 or December 31, 2023. On May 7, 2024, the related warehouse line was renewed, removing the $125.0 million sublimit line of credit.

Leases
Total lease liability as of December 31, 2024 was $598.3 million. Of the total amount, $151.1 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $22.6 million of guarantees and/or letters of credit with exposure to Newmark. There was an additional $10.2 million of guarantees and/or letters of credit related to lease liabilities not in consolidated SPVs. In addition, Newmark had contracted future customer revenues and sub-lease income as of December 31, 2024 amounting to approximately $158.2 million.

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

As of December 31, 2024, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$(9,936)	$(265,961)	$1,196,343
Add back:
Net activity from loan originations and sales	235,722	363,937	(934,845)
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$225,786	$97,976	$261,498
(1) Includes loans, forgivable loans and other receivables from employees and partners, net in the amount of $211.9 million, $243.3 million and $131.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Excluding these loans, net cash provided by operating activities excluding loan originations and sales would be $437.6 million, $341.2 million and $393.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Cash Flows for the Year Ended December 31, 2024
For the year ended December 31, 2024, we used $9.9 million of cash in operations. Excluding activity from loan originations and sales, cash provided by operating activities for the year ended December 31, 2024 was $225.8 million. Cash used in operations included $211.9 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $33.4 million, consisting primarily of cash paid for the purchases of fixed assets. Cash provided by financing activities of $89.5 million primarily related to net borrowings of $125.0 million of corporate debt and net proceeds from warehouse facilities of $255.7 million. This was offset by treasury stock repurchases and unit purchases of $224.9 million, payments to shareholders and partners for dividends and distributions of $59.3 million, and payments of deferred financing costs of $7.0 million.

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

Commitments and Contingencies

See Note 28 — “Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for information responsive to Item 303(b)(1) of Regulation S-K regarding cash requirements from known contractual and other obligations. This includes contractual obligations relating to operating leases, warehouse facilities, debt, the commitment to fund construction loans and any associated interest.

Credit Ratings

    As of December 31, 2024, our public long-term credit ratings and associated outlooks are as follows:

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

Certain Related Party Transactions
The following related party transactions occurred subsequent to December 31, 2024. See Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for related party transactions prior to December 31, 2024.
Transactions with Executive Officers and Directors

Howard W. Lutnick, Executive Chairman
On February 5, 2025, the Compensation Committee granted Mr. Lutnick 1,148,970 exchange rights with respect to 1,148,970 previously awarded PSUs that were previously non-exchangeable. Also on February 5, 2025, in connection with and immediately following the grant of the 1,148,970 exchange rights, Mr. Lutnick exercised exchange rights with respect to 2,859,437 PSUs, at the then-current exchange ratio of 0.9279 shares per Holdings Unit, for 2,653,272 shares of Class A common stock, delivered less 1,343,905 shares withheld by Newmark for taxes at $14.14 per share, in the amount of 1,309,367 net shares.

On January 13, 2025, the Compensation Committee granted Mr. Lutnick 419,112 shares of Class A common stock under the Equity Plan, delivered less 232,380 shares withheld by Newmark for taxes at $11.93 per share, in the amount of 186,732 net shares.

On January 2, 2025, pursuant to the Standing Policy, and in connection with a grant of exchangeability made to Holdings Units held by Mr. Gosin, the Company granted exchange rights and monetization rights to Mr. Lutnick, and he elected to accept 101,133 exchange rights with respect to 101,133 previously awarded units PSUs that were previously non-exchangeable. As of February 18, 2025, the date that Mr. Lutnick stepped down from his positions with the Company, Mr. Lutnick’s balance under the Standing Policy was zero.

Stephen M. Merkel, Chairman and Chief Legal Officer

Stephen M. Merkel Change of Control Agreement
On February 18, 2025, Mr. Merkel entered into the Merkel CIC Agreement with the Company. Under the Merkel CIC Agreement, if a Change of Control (as defined in the Merkel CIC Agreement) of the Company occurs, Mr. Merkel will receive immediate vesting of his then non-exchangeable PSUs over three years following the Change of Control, provided he continues providing substantial services to the Company or any affiliate during that time, and subject to the other terms of the Merkel CIC Agreement. Additionally, in the event he is terminated without Cause (as defined in the Merkel CIC Agreement) within three years following the Change of Control, he will be paid (i) a lump sum of his then-current annualized salary, plus his annual discretionary bonus with respect to the fiscal year completed immediately before the Change of Control, (ii) two years of medical benefits, and (iii) continued monetization of his PSUs over the foregoing schedule notwithstanding his termination of employment.

Cantor Rights to Purchase Cantor Units from Newmark Holdings
As of February 27, 2025, there were 265,164 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.

Employment Matters

On June 28, 2021, Newmark hired Mr. Kyle Lutnick as a full-time employee, providing for salary, bonus, reimbursement of ordinary course expenses and travel, and a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. This employment arrangement was approved by the Audit Committee. For 2024, total compensation under the arrangement was approximately $817,000. His compensation for the period he was employed by the Company in 2025 was approximately $26,000. As of February 2025, he was no longer employed by the Company or its subsidiaries. On February 18, 2025, the Board appointed Mr. Kyle Lutnick to serve as a member of the Board, effective February 18, 2025, for a term to expire at the earlier of the 2025 Annual Meeting of Stockholders of the Company, or until his successor is duly elected and qualified.

Referral Payment

On January 30, 2025, the Audit Committee authorized one or more subsidiaries of Newmark to receive from CF&Co, or an affiliate thereof, a referral fee payment equal to 0.25% of the notional value of a certain pool of loans previously sold by a third-party Newmark client, to a Cantor subsidiary in connection with Newmark’s referral of such loans to Cantor, resulting in a payment to Newmark of $395,000.

Regulatory Requirements

See Note 8 — “Capital and Liquidity Requirements” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion relating to the impact of Newmark’s capital requirements and requirements to maintain sufficient collateral to meet operational liquidity requirements.

Regulatory Environment

See “—Regulation” in Part I, Item 1, Business for information related to our regulatory environment.

Equity
Share Repurchase Program
See Note 6 — “Stock Transactions and Unit Purchases” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On November 4, 2024, Newmark’s Board increased Newmark’s share repurchase and unit purchase authorization, which has no expiration date, to $400.0 million.

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Common stock outstanding(1)	172,179	173,475
Partnership units(2)	—	—
RSUs (Treasury stock method)	5,110	2,413
Newmark exchange shares	402	494
Total(3)	177,691	176,382
(1)Common stock consisted of Class A shares and Class B shares. For the year ended December 31, 2024, the weighted-average number of Class A shares was 150.9 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the partnership units held by Cantor as of December 31, 2024 are generally exchangeable into up to 25.6 million shares of Newmark Class A common stock and/or Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the year ended December 31, 2024, the weighted-average share count included 77.7 million anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share. For the year ended December 31, 2023, the weighted-average share count included 73.4 million anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Common stock outstanding	170,792	173,925
Partnership units	75,937	72,125
RSUs (Treasury stock method)	5,808	2,182
Newmark exchange shares	346	516
Total	252,883	248,748

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2024, we have issued 2.7 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the fourth quarter of 2024 with contingent cash consideration of $9.6 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying consolidated balance sheets.

Legal Proceedings

See the discussion under the heading “Transactions with Executive Officers and Directors,” in Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding Mr. Lutnick's December 2021 bonus award.

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

On December 13, 2022, the Delaware Court of Chancery entered an order consolidating the Garfield and Cardinal actions into a single, consolidated action (Consolidated C.A. No. 2022-0687, hereinafter the “Consolidated Shareholder Action”) deemed to have commenced on August 5, 2022, when the Garfield action was filed. On January 10, 2023, plaintiffs filed a consolidated amended complaint, whose claims, as well as requested relief, mirror the claims and relief sought in the Cardinal action in all material respects. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved by the Compensation Committee comprised of independent directors (which does not include Mr. Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation.

On December 21, 2024, the parties to the Consolidated Shareholder Action agreed to settle the matter for a cash payment of $50 million to Newmark less any fees awarded to plaintiffs’ counsel by the Court following a hearing, to be paid by Newmark’s directors’ and officers’ insurance carriers, within 15 business days after entry of judgment. The proposed settlement, which requires the Court of Chancery’s approval, is intended to fully settle and release, with prejudice, any and all actual or potential claims between the parties to the settlement that arise out of or otherwise relate to the claims asserted in the Consolidated Shareholder Action. The proposed settlement is not evidence of the validity or invalidity of any claims or defenses in this action or any other actions or proceedings, or of any wrongdoing by any of the defendants, or of any damages or injury to Newmark or the plaintiffs. The defendants in this action have denied, and continue to deny, all allegations of wrongdoing, fault, liability or damage with respect to all claims asserted or that could be asserted in the Consolidated Shareholder Action.

The Court of Chancery will consider the proposed settlement and all related matters, including plaintiffs’ fee award applications, at a hearing on May 5, 2025, at 11:00 a.m. If the Court approves the settlement, the Court will enter judgment, at which time the action will be dismissed with prejudice.

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. Defendants filed a motion to dismiss and in response, on May 31, 2023, plaintiffs filed an Amended Class Action Complaint alleging similar allegations as a basis for claims for breach of contract and violation of the Sherman Act. Defendants moved to dismiss the Amended Complaint. On February 23, 2024, plaintiffs filed a Second Amended Complaint, repleading claims for violation of federal antitrust laws and challenging economic forfeiture and non-compete obligations as violative of federal competition law. On December 2, 2024, the District Court granted defendants’ motion to dismiss the Second Amended Complaint. On December 16, 2024, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. The parties are in the process of briefing the appeal. The Company continues to believe the lawsuit has no merit and that the District Court’s dismissal of the matter will be affirmed on appeal. However, as with any litigation, the outcome cannot be determined with certainty.

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

RSUs: We account for equity-based compensation under the fair value recognition provisions of U.S. GAAP guidance. RSUs provided to certain employees are accounted for as equity awards, and in accordance with U.S. GAAP guidance, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. Further, the Company estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because significant assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2024 and December 31, 2023, the aggregate balance of employee loans, net of reserve, was $769.4 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2024, 2023 and 2022, was $123.9 million, $92.9 million, and $84.1 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying consolidated statements of operations.

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

Credit Losses

The CECL methodology requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date.

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

During the year ended December 31, 2024, there was a decrease of $7.9 million in our reserves, of which $1.1 million reduced “Operating, administrative, and other” expense on the accompanying consolidated statements of operations. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

Income Taxes

Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between our accompanying consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to primarily the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for the UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our accompanying consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our accompanying consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

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

Recent Accounting Pronouncements

See Note 1 — “Organization and Basis of Presentation” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk
Our multifamily origination business under the Fannie Mae DUS program originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels of risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $75.0 million outstanding on the Credit Facility as of December 31, 2024. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of December 31, 2024 was 453 basis points and 534 basis points at December 31, 2023. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $15.1 million based on our escrow balances as of December 31, 2024 and by $11.2 million based on our escrow balances as of December 31, 2023. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $15.1 million based on our escrow balances as of December 31, 2024 and by $11.2 million based on the escrow balances as of December 31, 2023.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $7.5 million based on our outstanding balances as of December 31, 2024 and by $5.0 million based on our outstanding balances as of December 31, 2023. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $7.5 million based on our outstanding warehouse balance as of December 31, 2024 and by approximately $5.0 million based on our outstanding warehouse balance as of December 31, 2023. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Mortgage Servicing Rights, net
Description of the Matter
At December 31, 2024, the Company’s Mortgage Servicing Rights, net (“MSRs”) were $518 million. As discussed in Note 3 and Note 13 to the consolidated financial statements, the Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Newmark Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
March 3, 2025

NEWMARK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$197,691	$164,894
Restricted cash	107,174	93,812
Loans held for sale, at fair value	774,905	528,944
Receivables, net	604,601	622,508
Receivables from related parties	326	—
Other current assets (see Note 17)	87,976	95,946
Total current assets	1,772,673	1,506,104
Goodwill	770,886	776,547
Mortgage servicing rights, net	517,579	531,203
Loans, forgivable loans and other receivables from employees and partners, net	769,395	651,197
Right-of-use assets	500,464	596,362
Fixed assets, net	166,729	178,035
Other intangible assets, net	64,468	83,626
Other assets (see Note 17)	147,926	148,501
Total assets	$4,710,120	$4,471,575
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$754,308	$498,631
Accrued compensation	448,183	400,765
Accounts payable, accrued expenses and other liabilities (see Note 26)	577,940	583,564
Payables to related parties	—	6,644
Total current liabilities	1,780,431	1,489,604
Long-term debt	670,673	547,260
Right-of-use liabilities	489,832	598,044
Other long-term liabilities (see Note 26)	231,115	241,741
Total liabilities	3,172,051	2,876,649
Commitments and contingencies (see Note 28)
Redeemable partnership interests	13,900	16,244
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 224,490,246 and 209,511,896 shares issued at December 31, 2024 and December 31, 2023, respectively, and 149,506,832 and 152,639,359 shares outstanding at December 31, 2024 and December 31, 2023, respectively	2,245	2,095
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at December 31, 2024 and December 31, 2023, convertible into Class A common stock	212	212
Additional paid-in capital	753,001	657,736
Retained earnings	1,207,285	1,166,675
Treasury stock at cost: 74,983,414 and 56,591,397 shares of Class A common stock at December 31, 2024 and December 31, 2023, respectively	(745,931)	(569,235)
Accumulated other comprehensive loss	(11,287)	(4,555)
Total stockholders’ equity	1,205,525	1,252,928
Noncontrolling interests	318,644	325,754
Total equity	1,524,169	1,578,682
Total liabilities, redeemable partnership interests, and equity	$4,710,120	$4,471,575

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Management services, servicing fees and other	$1,106,699	$970,877	$909,485
Leasing and other commissions	857,617	839,595	831,874
Capital markets	774,186	659,896	964,168
Total revenues	2,738,502	2,470,368	2,705,527
Expenses:
Compensation and employee benefits	1,598,400	1,489,138	1,554,784
Equity-based compensation and allocations of net income to limited partnership units and FPUs	185,398	139,747	138,312
Total compensation and employee benefits	1,783,798	1,628,885	1,693,096
Operating, administrative and other	597,594	536,697	534,843
Fees to related parties	26,446	27,204	28,502
Depreciation and amortization	174,299	166,221	165,816
Total operating expenses	2,582,137	2,359,007	2,422,257
Other income (loss), net	6,677	13,854	(97,701)
Income from operations	163,042	125,215	185,569
Interest expense, net	(31,768)	(21,737)	(30,970)
Income before income taxes and noncontrolling interests	131,274	103,478	154,599
Provision for income taxes	45,783	41,103	42,054
Consolidated net income	85,491	62,375	112,545
Less: Net income attributable to noncontrolling interests	24,257	19,800	29,270
Net income available to common stockholders	$61,234	$42,575	$83,275
Per share data:
Basic earnings per share
Net income available to common stockholders	$61,234	$42,575	$83,275
Basic earnings per share	$0.36	$0.25	$0.46
Basic weighted-average shares of common stock outstanding	172,179	173,475	180,337
Fully diluted earnings per share
Net income for fully diluted shares	$61,234	$42,575	$110,403
Fully diluted earnings per share	$0.34	$0.24	$0.45
Fully diluted weighted-average shares of common stock outstanding	177,691	176,382	245,177
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Consolidated net income	$85,491	$62,375	$112,545
Foreign currency translation adjustments	(8,434)	9,112	(11,033)
Comprehensive income, net of tax	77,057	71,487	101,512
Less: Comprehensive income attributable to noncontrolling interests, net of tax	22,555	21,478	27,495
Comprehensive income available to common stockholders	$54,502	$50,009	$74,017

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2022	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—	—	—	83,275	—	29,270	112,545
Foreign currency translation adjustments	—	—	—	—	—	—	(9,258)	(1,775)	(11,033)
Cantor purchase of Cantor Units from Newmark Holdings upon redemption exchange of FPUs, 415,432 units	—	—	—	—	—	—	—	1,582	1,582
Dividends to common stockholders	—	—	—	—	—	(17,930)	—	—	(17,930)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(51,006)	(51,006)
Grant of exchangeability, redemption and issuance of Class A common stock, 7,030,716 shares	71	—	82,161	(1,572)	—	—	—	22,520	103,180
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,097	—	—	—	—	471	2,568
Repurchase of 24,918,482 shares of Class A Common Stock	—	—	—	—	(248,438)	—	—	(46,364)	(294,802)
Restricted stock units compensation	—	—	13,004	—	—	—	—	2,564	15,568
December 31, 2022	$2,011	$212	$584,709	$—	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net income	—	—	—		—	42,575	—	19,800	62,375
Foreign currency translation adjustments	—	—	—	—	—	—	7,434	1,678	9,112
Cantor purchase of Cantor Units from Newmark Holdings upon redemption/exchange of FPUs, 422,646 units	—	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	—	(20,906)	—	—	(20,906)
Purchase of non-controlling interest	—	—	(3,462)	—	—	—	—	(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(42,107)	(42,107)
Grant of exchangeability, redemption and issuance of Class A common stock, 8,040,128 shares	84	—	61,351	—	—	—	—	23,175	84,610
Contributions of capital to and from Cantor for equity-based compensation	—	—	(2,182)	—	—	—	—	(600)	(2,782)
Repurchase of 5,785,370 shares of Class A Common Stock	—	—	—	—	(30,623)	—	—	(6,806)	(37,429)
Restricted stock units compensation	—	—	17,320	—	—	—	—	3,810	21,130
December 31, 2023	$2,095	$212	$657,736	$—	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net income	—	—	—	—	—	61,234	—	24,257	85,491
Foreign currency translation adjustments	—	—	—	—	—	—	(6,732)	(1,702)	(8,434)
Cantor purchase of Cantor Units from Newmark Holdings upon redemption/exchange of FPUs, 662,703 units	—	—	—	—	—	—	—	2,330	2,330
Dividends to common stockholders	—	—	—	—	—	(20,624)	—	—	(20,624)
Purchase of limited partnership interests	—	—	(9,066)	—	—	—	—	(3,241)	(12,307)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(25,832)	(25,832)
Grant of exchangeability, redemption and issuance of Class A common stock, 14,596,569 shares	150	—	126,980	—	—	—	—	45,591	172,721
Contributions of capital to and from Cantor for equity-based compensation	—	—	(41,331)	—	—	—	—	(10,130)	(51,461)
Repurchase of 17,729,096 shares of Class A Common Stock	—	—	—	—	(171,024)	—	—	(41,546)	(212,570)
Forfeiture of Class A common stock, 308,426 shares	—	—	410	—	(5,672)	—	—	(1,273)	(6,535)
Restricted stock units compensation	—	—	18,272	—	—	—	—	4,436	22,708
Balance, December 31, 2024	$2,245	$212	$753,001	$—	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169

	Year Ended December 31,
	2024	2023	2022
Dividends declared per share of common stock	$0.12	$0.12	$0.12
Dividends declared and paid per share of common stock	$0.12	$0.12	$0.10

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$85,491	$62,375	$112,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(103,980)	(75,704)	(130,301)
Depreciation and amortization	174,299	166,221	165,816
Lease impairment	—	7,563	14,363
Provision (benefit) for credit losses on the financial guarantee liability	(1,891)	2,634	1,740
Provision (reversal) for doubtful accounts	230	(2,201)	6,645
Equity-based compensation and allocation of net income to limited partnership units and FPUs	185,398	139,747	138,312
Employee loan amortization and other non-cash compensation expense	123,856	92,935	84,116
Deferred tax provision (benefit)	1,047	(5,195)	(24,499)
Non-cash changes in acquisition related earn-outs	(3,845)	5,170	(1,325)
Unrealized (gains) on loans held for sale	(10,238)	(26,662)	(712)
Income from an equity method investment	—	(14,221)	(2,842)
Realized losses on marketable securities	—	—	7,470
Unrealized losses on marketable securities	6	689	80,657
Unrealized losses (gains) on non-marketable investments	(38)	3,786	12,888
Loan originations—loans held for sale	(8,625,601)	(6,913,075)	(7,823,204)
Loan sales—loans held for sale	8,389,879	6,549,138	8,758,049
Other	(1,078)	1,735	2,172
Consolidated net income (loss), adjusted for non-cash and non-operating items	213,535	(5,065)	1,401,890
Changes in operating assets and liabilities:
Receivables, net	17,676	(69,309)	42,444
Loans, forgivable loans and other receivables from employees and partners, net	(211,854)	(243,258)	(131,604)
Right-of-use assets	95,898	54,141	(42,005)
Receivable from related parties	(326)	—	8,262
Other assets	3,155	(9,036)	8,714
Accrued compensation	(15,143)	(22,262)	(102,333)
Right-of-use liability	(106,862)	(39,746)	51,602
Accounts payable, accrued expenses and other liabilities	629	71,675	(35,333)
Payables to related parties	(6,644)	(3,101)	(5,294)
Net cash used in operating activities	(9,936)	(265,961)	1,196,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	—	(99,885)	(64,247)
Proceeds from the sale of marketable securities	—	—	437,820
Proceeds from the exercise of redemption option	—	105,501	—
Purchase of marketable securities	—	—	(32)
Purchase of non-marketable investments	(312)	—	(2,723)
Payments for intangible assets	(1,500)	—	—
Purchases of fixed assets	(31,509)	(55,361)	(62,189)
Purchase of mortgage servicing rights	(110)	—	—
Net cash used in investing activities	(33,431)	(49,745)	308,629
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	8,625,601	6,913,075	7,823,204
Principal payments on warehouse facilities	(8,369,924)	(6,551,850)	(8,736,491)
Borrowing of debt	845,000	930,000	—
Repayment of debt	(720,000)	(930,000)	—
Repurchase agreements and securities loaned	—	—	(140,007)
Purchase of limited partnership interests	(12,307)	—	—
Treasury stock repurchases	(212,570)	(37,428)	(294,802)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(38,657)	(35,375)	(80,984)
Dividends to stockholders	(20,624)	(20,905)	(17,933)
Payments on acquisition earn-outs	—	(983)	(6,453)
Deferred financing costs	(6,993)	(5,074)	(5,054)
Net cash provided by financing activities	89,526	261,460	(1,458,520)
Net increase (decrease) in cash and cash equivalents and restricted cash	46,159	(54,246)	46,452
Cash and cash equivalents and restricted cash at beginning of period	258,706	312,952	266,500
Cash and cash equivalents and restricted cash at end of period	$304,865	$258,706	$312,952

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,129	$45,434	$37,814
Taxes	$49,826	$57,181	$99,551
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$45,546	$80,088	$138,799

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to the Consolidated Financial Statements

(1)    Organization and Basis of Presentation

Newmark Group, Inc., a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P., the operating partnership. Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. Newmark offers a diverse array of integrated services and products designed to meet the full needs of its clients. Newmark’s investor/owner services and products include capital markets, which consists of investment sales and commercial mortgage origination (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties), landlord (or agency) representation leasing, valuation and advisory, property management and flexible workspace solutions for owners, a leading commercial real estate technology platform and capabilities for owners, due diligence consulting and other advisory services, GSEs and FHA multifamily lending and loan servicing, limited and special loan servicing and asset management, and business rates for U.K. property owners. Newmark’s corporate or occupier services and products include tenant representation leasing, GCS, which provides integrated client solutions typically under long-term agreements, including project management, transaction management, lease administration, and facilities management, as well as corporate consulting services with respect to clients’ needs across real estate and supply chain optimization, site selection, workplace strategy, and occupancy, flexible workspace solutions for occupiers, and business rates for U.K. occupiers. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflects the following items related to cash and equity-based compensation:
•Charges with respect to the grant of shares of common stock or limited partnership units, including in connection with the redemption of non-exchangeable limited partnership units, including PSUs;
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

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related to, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor’s overhead costs, are included as Fees to related parties expenses on the accompanying consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on services agreements with Cantor which reflect the utilization of services provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 24 — “Related Party Transactions” for an additional discussion of expense allocations).

Transfers of cash, except as related to the Cantor Credit Agreement, both to and from Cantor, as well as any amounts due to Newmark from BGC, are included in “Receivables from related parties” or “Payables to related parties” on the accompanying consolidated balance sheets and in the operating section on the accompanying consolidated statements of cash flows.
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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 deferred the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU was effective upon issuance. The adoption of this guidance did not have an impact on the accompanying consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. Newmark adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and will apply the guidance for the interim periods beginning on January 1, 2025. Refer to Note 3—“Summary of Significant Accounting Policies.” The adoption of this ASU affects only disclosures, with no impact on the accompanying consolidated financial statements.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard is intended to reduce the complexity in determining whether profits interests and similar awards are in the scope of ASC 718 and to reduce diversity in practice. The new guidance applies to all reporting entities that grant profits interest awards or similar awards to employees or nonemployees in exchange for goods or services. The ASU adds an example to ASC 718 that illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or another accounting standard. The new guidance became effective for Newmark beginning on January 1, 2025 and will be applied prospectively to profits interest awards granted or modified on or after the adoption date. The adoption of the new guidance is not expected to have a material impact on the accompanying consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance became effective for Newmark beginning on January 1, 2025 and will be applied prospectively to all new transactions recognized on or after the adoption date. The adoption of the new guidance is not expected to have a material impact on the accompanying consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other companies. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period, including the amounts of employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses will also be required. The new guidance will become effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

SEC Rule on Climate-Related Disclosures

On March 6, 2024 the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the adoption, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for Newmark on May 28, 2024 and phased in starting in 2025. Management is currently monitoring the developments pertaining to the rules and any resulting potential impacts on the accompanying consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2024, the Exchange Ratio equaled 0.9279.

On November 15, 2022, BGC Group, BGC Partners, and BGC Holdings and other affiliated entities, entered into a corporate conversion agreement, which was amended as of March 29, 2023, in order to reorganize and simplify the organizational structure of the BGC entities by converting BGC Partners from an “Up-C” to a “Full C-Corporation” through the Corporate Conversion. On July 1, 2023, the Corporate Conversion was completed. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc. There are no longer any BGC Holdings units outstanding.

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

Certain Newmark employees hold “N Units” that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. N Units become distribution earning limited partnership units either on a discretionary basis or ratably over a vesting term, if certain revenue thresholds are met at the end of each vesting term.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted,

Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of December 31, 2024 are exchangeable for up to 25.6 million shares of Newmark Class B common stock, which are convertible into Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of December 31, 2024, the Exchange Ratio equaled 0.9279.

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

Servicing fees are earned for servicing mortgage loans and are recognized on an accrual basis over the lives of the related mortgage loans. Also included in servicing fees are the fees earned on prepayments, interest and placement fees on borrowers’ escrow accounts and other ancillary fees. Other revenues include interest income on loans held for sale.

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

Other Income, net:
Other income, net comprises of gains or losses recorded in connection with changes in fair value of contingent consideration (See Note 23 — “Fair Value of Financial Assets and Liabilities”) in connection with entities acquired and the movement of mark-to-market and/or hedge on marketable securities that are classified as trading securities, Newmark’s pro rata share for equity method investments and unrealized gains or losses relating to investments carried under the measurement alternative (See Note 7 — “Investments” and Note 17 — “Other Current Assets and Other Assets”) and movements related to the impact of any unrealized mark-to-market gains or losses.

Restricted Cash:
Restricted cash represents cash set aside for amounts pledged for the benefit of Fannie Mae and Freddie Mac in excess of the required cash to secure Newmark’s financial guarantee liability.

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the years ended December 31, 2024, 2023 and 2022, there were increases (decreases) in the CECL related provision of $(2.2) million, $0.9 million and $1.7 million, respectively. The balance of the financial guarantee liabilities was $26.3 million and $28.6 million as of December 31, 2024 and 2023, respectively, and is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the years ended December 31, 2024, 2023 and 2022, there were increases (decreases) in the CECL related provision of $(5.1) million, $(1.4) million and $4.2 million, respectively. The balance of the reserve was $14.4 million and $19.5 million as of December 31, 2024 and 2023, respectively, and is included in “Receivables, net” on the accompanying consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that

Newmark does not expect to collect are included in the allowance for credit losses. As of December 31, 2024 and 2023, the balance of this reserve was $8.8 million and $9.4 million, respectively, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period amounts to conform to current period presentation. These reclassifications had no effect on the reported results of operations. “Commercial mortgage origination, net” and “Investment sales” have been combined into one line, “Capital markets.” For the years ended December 31, 2023 and 2022, $381.3 million and $606.4 million, respectively, of Investment sales, and $278.6 million and $357.8 million, respectively, of Commercial mortgage origination, net, was combined and presented as $659.9 million and $964.2 million, respectively, of Capital markets.

Segment and geographic information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of December 31, 2024, the Company has identified the Executive Chairman as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation. Refer to Note 29 — “Subsequent Events” for additional information regarding the Company’s Executive Chairman.

For the year ended December 31, 2024, the Company had total revenue of $2.7 billion (which included $37.7 million interest income on loans held for sale). The Company’s significant expenses included $1.8 billion of Compensation and employee benefits (which included $185.4 million of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $798.3 million of non-compensation related operating expenses (which included $174.3 million of depreciation and amortization and $26.4 million of fees to related parties). The company had Interest expense, net of $31.8 million and other income of $6.7 million. These items are included in the Company’s consolidated statements of operations.

As of December 31, 2024, the Company had total assets of $4.7 billion. See the Company’s consolidated balance sheets for more information.

The chief operating decision maker evaluates the operating results and revenue of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Management services, servicing fees and other	$1,106,699	$970,877	$909,485
Leasing and other commissions	857,617	839,595	831,874
Capital markets	774,186	659,896	964,168
Revenues	$2,738,502	$2,470,368	$2,705,527
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$2,375,348	$2,161,090	$2,514,477
U.K.	210,570	154,380	57,552
Other (1)	152,584	154,898	133,498
Revenues	$2,738,502	$2,470,368	$2,705,527
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

Goodwill and Other Intangible Assets, net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance on Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Newmark did not recognize an impairment for the years ended December 31, 2024, 2023 and 2022, respectively.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from business combinations include trademarks and trade names, non-contractual customers, license agreements, non-compete agreements, and contractual customers. Newmark did not recognize an impairment for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Income Taxes:
Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance on Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to primarily the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected on the accompanying consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included on the accompanying consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

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

Noncontrolling Interests:
Noncontrolling interests represent third-party, Cantor’s and BGC’s (prior to the Spin-Off) ownership interests on the accompanying consolidated subsidiaries and are included on Newmark’s consolidated balance sheets. Prior to the Spin-Off, Cantor and BGC units received allocations of net income (loss). Subsequent to the Spin-Off, Cantor Units received allocations of net income (loss). Allocations of net income (loss) are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in the accompanying consolidated statements of operations.

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

The total consideration for the acquisition during the year ended December 31, 2023, was $113.0 million in total fair value comprising cash of $101.2 million and contingent consideration of $11.9 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $75.6 million, of which approximately $54.8 million was deductible by Newmark for tax purposes as of December 31, 2023.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Basic earnings per share:
Net income (loss) available to common stockholders	$61,234	$42,575	$83,275
Basic weighted-average shares of common stock outstanding	172,179	173,475	180,337
Basic earnings per share	$0.36	$0.25	$0.46

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$61,234	$42,575	$83,275
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	—	—	27,128
Net income (loss) for fully diluted shares	$61,234	$42,575	$110,403
Weighted-average shares:
Common stock outstanding	172,179	173,475	180,337
Partnership units(1)	—	—	59,944
RSUs (Treasury stock method)	5,110	2,413	3,255
Newmark exchange shares	402	494	1,641
Fully diluted weighted-average shares of common stock outstanding	177,691	176,382	245,177
Fully diluted earnings per share	$0.34	$0.24	$0.45
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the years ended December 31, 2024, 2023 and 2022, 77.7 million, 73.4 million and 1.8 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Purchases

As of December 31, 2024, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Year Ended December 31,
	2024	2023	2022
Shares outstanding at beginning of period	152,639,359	150,384,605	168,272,371
Share issuances:
LPU redemption/exchange	12,196,746	6,174,573	4,930,499
Issuance of Class A common stock for Newmark RSUs	2,399,349	2,367,245	2,136,813
Other	474	(501,694)	(36,596)
Treasury stock repurchases	(17,729,096)	(5,785,370)	(24,918,482)
Shares outstanding at end of period	149,506,832	152,639,359	150,384,605

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of both December 31, 2024 and 2023, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On November 4, 2024, Newmark’s Board re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries by Newmark in an aggregate amount up to $400.0 million.

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2024, Newmark repurchased 17.7 million shares of Class A common stock at an average price of $11.99 per share. On September 23, 2024, the Company purchased 795,376 of Barry Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current Exchange Ratio of 0.9248). There were 68,346 additional units purchased at a price per unit of $14.96 during the year ended December 31, 2024, and no units purchased during the year ended December 31, 2023. The transaction was approved by the Compensation Committee. As of December 31, 2024, Newmark had 371.9 million remaining from its share repurchase and unit purchase authorization. During the year ended December 31, 2023, Newmark repurchased 5.8 million shares of Class A common stock at an average price of $6.47 per share, respectively.

The following table details Newmark’s share repurchases and unit purchases for cash under the current program. The gross unit purchases and share repurchases of Newmark’s Class A common stock during the year ended December 31, 2024 were as follows (in thousands, except shares and units and per unit or share amounts):

	Total Number of Shares/Units Repurchased/Purchased	Average Price Paid per Share/Unit	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Unit Purchases
January 1, 2024 - March 31, 2024	—	$—
April 1, 2024 - June 30, 2024	—	$—
July 1, 2024 - September 30, 2024	795,376	$14.19
October 2024	68,346	$14.96
November 2024	—	$—
December 2024	—	$—
Total Unit Purchases	863,722	$14.24

Share Repurchases
January 1, 2024 - March 31, 2024	3,463,399	$10.73
April 1, 2024 - June 30, 2024	5,502,703	$10.09
July 1, 2024 - September 30, 2024	6,779,828	$13.21
October 2024	146,035	$15.55
November 2024	1,837,131	$15.28
December 2024	—	$—
Total Share Repurchases	17,729,096	$11.99	$371,920

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of period:	$16,244	$16,550
Income allocation	1,428	1,451
Distributions of income	(1,196)	(380)
Issuance and other	(2,576)	(1,377)
Balance at end of period	$13,900	$16,244

(7)    Investments

Newmark had a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark had accounted for this investment under the equity method of accounting. For the years ended December 31, 2023 and 2022, Newmark recognized equity income of $14.2 million and $2.8 million, respectively. Equity income (loss) is included in “Other income (loss), net” on the accompanying consolidated statements of operations. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27% ownership interest in Real Estate LP and amended the joint venture agreement between

Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP. There was no additional gain recognized on the exercise and receipt of payment.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

Newmark did not recognize realized gains (losses) for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2022, Newmark recognized realized losses related to these investments of $14.1 million. Newmark did not recognize unrealized gains (losses) related to these investments for the years ended December 31, 2024 and 2022. Newmark recognized unrealized losses related to these investments of $3.8 million for the year ended December 31, 2023. The changes in value are included as a part of “Other income (loss), net” on the accompanying consolidated statements of operations. Additionally, the Company invested $0.3 million, $0.0 million and $2.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. The carrying values of these investments were $5.2 million and $4.9 million as of December 31, 2024 and 2023, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying consolidated financial statements. Management believes that, as of December 31, 2024 and 2023, Newmark had met all capital requirements. As of December 31, 2024 and 2023, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $370.2 million and $409.2 million, respectively, as of December 31, 2024 and 2023.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of December 31, 2024 and 2023, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.5 million and $1.6 million as of December 31, 2024 and 2023, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

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

	December 31, 2024	December 31, 2023
Cost Basis	$764,667	$502,282
Fair Value	774,905	528,944

As of December 31, 2024 and December 31, 2023, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie

Mae mortgage-backed securities that will be secured by the underlying loans. As of both December 31, 2024 and December 31, 2023, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

Newmark records interest income on loans held for sale, in accordance with the terms of the individual loans, during the period prior to sale. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations. Gains (losses) for fair value adjustments on loans held for sale is included in “Capital markets” on the accompanying consolidated statements of operations. Interest income and gains (losses) for fair value adjustments on loans held for sale were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income on loans held for sale	$37,716	$28,068	$26,821
Gains (losses) recognized on change in fair value on loans held for sale	10,238	26,662	712

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	December 31, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$1,010	$1,350	$81,717	$9,604	$1,023	$290,380
Forward Sales Contracts	7,491	3,253	846,384	1,259	20,304	792,662
Total	$8,501	$4,603	$928,101	$10,863	$21,327	$1,083,042
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital markets” on the accompanying consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.1 million, $0.7 million and $0.7 million of expenses for the years ended December 31, 2024, 2023 and 2022, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Year Ended December 31,
		2024	2023	2022
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital markets	(226)	9,274	(4,869)
Rate lock commitments	Compensation and employee benefits	(114)	(693)	(705)
Forward Sale Contracts	Capital markets	4,238	(19,045)	10,516
Total		$3,898	$(10,464)	$4,942

Derivative assets and derivative liabilities are included in “Other current assets” and “Accounts payable, accrued expenses and other liabilities,” on the accompanying consolidated balance sheets.

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues from contracts with customers:
Leasing and other commissions	$857,617	$839,595	$831,874
Investment sales	417,684	381,276	606,416
Mortgage brokerage and debt placement	164,686	126,934	173,253
Management services	833,002	725,034	692,957
Total	$2,272,989	$2,072,839	$2,304,500
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$100,171	$82,082	$109,926
Loan originations related fees and sales premiums, net	91,645	69,604	74,573
Servicing fees and other (2)	273,697	245,843	216,528
Total	$2,738,502	$2,470,368	$2,705,527
(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.
(2)Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported under “Management services” but is instead recorded as part of “Servicing fees” for all periods from the first quarter of 2023 onwards. For the year ended December 31, 2023, $8.6 million was reclassified from “Management services” to “Servicing fees.”

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at December 31, 2024 and December 31, 2023 was $1.3 million and $2.7 million, respectively. During the years ended December 31, 2024, 2023 and 2022, Newmark recognized revenue of $1.4 million, $1.7 million and $2.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of December 31, 2024 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $145.7 million. Over half of the remaining performance obligations as of December 31, 2024 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of December 31, 2024 are as follows (in thousands):

2025	$88,134
2026	39,660
2027	12,886
2028	4,773
2029	215
Thereafter	—
Total	$145,668

(12)    Capital markets

Capital markets consists of the following activity (in thousands):

	Year Ended December 31,
	2024	2023	2022
Investment sales	$417,684	$381,276	$606,416
Fair value of expected net future cash flows from servicing recognized at commitment, net	100,171	82,082	$109,926
Loan originations related fees and sales premiums, net	91,645	69,604	74,573
Mortgage brokerage and debt placement	164,686	126,934	173,253
Total	$774,186	$659,896	$964,168

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Year Ended December 31,
Mortgage Servicing Rights	2024	2023	2022
Beginning Balance	$534,390	$576,428	$563,488
Additions	103,980	75,704	130,301
Purchases	110	—	—
Amortization	(117,993)	(117,742)	(117,361)
Ending Balance	$520,487	$534,390	$576,428

Valuation Allowance
Beginning Balance	$(3,187)	$(7,876)	$(13,186)
Decrease (increase)	279	4,689	5,310
Ending Balance	$(2,908)	$(3,187)	$(7,876)
Net Balance	$517,579	$531,203	$568,552

Servicing fees are included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations and were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Servicing fees (1)	$171,566	$159,599	$147,514
Escrow interest and placement fees	61,446	54,151	20,290
Ancillary fees	2,969	3,256	20,408
Total	$235,981	$217,006	$188,212
(1) Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported under “Management services” but is instead recorded as part of “Servicing fees” for all periods from the first quarter of 2023 onwards. For the year ended December 31, 2023, $8.6 million was reclassified from “Management services” to “Servicing fees.”

 Newmark’s primary servicing portfolio as of December 31, 2024 and December 31, 2023 was $67.4 billion and $62.2 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of December 31, 2024 and December 31, 2023 was $6.5 billion and $10.1 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.5 billion and $2.6 billion at December 31, 2024 and December 31, 2023, respectively.

The estimated fair value of the MSRs as of December 31, 2024 and December 31, 2023 was $658.1 million and $680.6 million, respectively.

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

The discount rates used in measuring fair value for the years ended December 31, 2024 and 2023 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.6 million and $32.5 million, respectively, as of December 31, 2024, and by $18.1 million and $35.4 million, respectively, as of December 31, 2023.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2023	$705,894
Acquisitions	75,638
Divestiture	(9,222)
Measurement period and currency translation adjustments	4,237
Balance, December 31, 2023	$776,547
Measurement period and currency translation adjustments	(5,661)
Balance, December 31, 2024	$770,886

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the years ended December 31, 2024 and 2023, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information). During the year ended December 31, 2023, the Company sold a previous acquisition and wrote off $9.2 million of goodwill.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,423	(11,628)	795	0.5
Non-contractual customers	30,131	(19,280)	10,851	7.1
Non-compete agreements	12,423	(8,131)	4,292	3.8
Contractual customers	59,527	(30,517)	29,010	2.9
Other	4,611	(3,331)	1,280	8.3
Total	$137,355	$(72,887)	$64,468	3.9

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,275	(10,557)	5,718	2.0
Non-contractual customers	30,131	(17,137)	12,994	8.0
Non-compete agreements	12,514	(6,827)	5,687	4.3
Contractual customers	60,802	(20,078)	40,724	3.5
Other	4,551	(2,788)	1,763	10.4
Total	$141,013	$(57,387)	$83,626	4.3

Intangible amortization expense for the years ended December 31, 2024, 2023 and 2022 was $19.8 million, $17.1 million and $14.3 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of December 31, 2024 was as follows (in thousands):

2025	$15,256
2026	11,771
2027	8,462
2028	4,623
2029	3,017
Thereafter	3,099
Total	$46,228

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements, furniture and fixtures, and other fixed assets	$254,337	$245,262
Software, including software development costs	64,680	56,883
Computer and communications equipment	41,144	37,693
Total, cost	360,161	339,838
Accumulated depreciation and amortization	(193,432)	(161,803)
Total, net	$166,729	$178,035

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $39.8 million, $39.2 million and $42.4 million, respectively. Newmark recorded impairment charges of $3.3 million, $3.2 million and $14.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

Capitalized software development costs for the years ended December 31, 2024, 2023 and 2022 were $6.3 million, $12.5 million and $12.3 million, respectively. Amortization of software development costs totaled $7.9 million, $7.1 million and $5.4 million, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to eleven years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2024 and 2023.

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

Total lease liability as of December 31, 2024 was $598.3 million. Of the total amount, $151.1 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $22.6 million of guarantees and/or letters of credit with exposure to Newmark. There was an additional $10.2 million of guarantees and/or letters of credit related to lease liabilities not in consolidated SPVs. In addition, Newmark has contracted future customer revenues and sub-lease income as of December 31, 2024 amounting to approximately $158.2 million.

Total lease liability as of December 31, 2023 was $705.1 million. Of the total amount, $172.7 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. There was an additional $6.8 million of guarantees and/or letters of credit related to lease liabilities not in consolidated SPVs. In addition, Newmark has contracted future customer revenues and sub-lease income as of December 31, 2023 amounting to approximately $179.3 million.

Operating lease costs were $141.2 million, $132.5 million and $119.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in “Operating, administrative and other” on the accompanying consolidated statements of operations. Operating cash flows for the years ended December 31, 2024, 2023 and 2022 included payments of $141.4 million, $122.3 million and $106.8 million for operating lease liabilities, respectively. As of both December 31, 2024 and December 31, 2023, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the years ended December 31, 2024, 2023 and 2022, Newmark had short-term lease expense of $0.6 million, $1.0 million and $0.7 million, respectively. For the years ended December 31, 2024, 2023 and 2022, Newmark had sublease income of $3.0 million, $2.8 million and $1.5 million, respectively. For the years ended December 31, 2024, 2023 and 2022, Newmark recorded lease impairment charges of $0.0 million, $7.6 million and $14.4 million, respectively.

The weighted-average discount rate as of December 31, 2024 and December 31, 2023 was 5.02% and 4.87%, respectively, and the remaining weighted-average lease term was 5.7 years and 6.5 years, respectively.

As of December 31, 2024 and December 31, 2023, Newmark had operating lease Right-of-use assets of $500.5 million and $596.4 million, respectively, and operating lease Right-of-use liabilities of $108.4 million and $107.1 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $489.8 million and $598.0 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying consolidated balance sheets.

Rent expense, including the operating lease costs above, for the years ended December 31, 2024, 2023 and 2022, was $170.7 million, $162.5 million and $146.8 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2035. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

December 31, 2024
2025	$135,303
2026	126,261
2027	116,031
2028	102,148
2029	78,970
Thereafter	132,026
Total lease payments	$690,739
Less: Interest	104,992
Present value of lease liability	$585,747

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Derivative assets	$8,501	$10,863
Prepaid expenses	51,481	51,367
Other taxes	2,973	9,607
Rent and other deposits	20,333	22,572
Other	4,688	1,537
Total	$87,976	$95,946

Other assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets	$98,912	$100,229
Non-marketable investments	5,213	4,902
Other tax receivables	8,900	9,312
Advances on long-term contracts	10,550	12,000
Other	24,351	22,058
Total	$147,926	$148,501

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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2024	Balance at December 31, 2023	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 6, 2025 (1)(2)	$450,000	$300,000	$35,841	$—	130 bps	Variable
Warehouse facility due September 25, 2025	200,000	200,000	143,470	94,873	130 bps	Variable
Warehouse facility due October 4, 2025	800,000	600,000	416,908	403,758	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	158,089	—	115 bps	Variable
Total	$1,450,000	$1,600,000	$754,308	$498,631
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

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both December 31, 2024 and December 31, 2023.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
7.500% Senior Notes	$595,673	$—
Credit Facility	75,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Long-term debt	670,673	547,260
Total corporate debt	$670,673	$547,260

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

	Year Ended December 31,
	2024	2023	2022
Interest expense	$—	$29,383	$33,687
Debt issue cost amortization	—	1,120	1,284
Debt discount amortization	—	1,096	1,261
Total	$—	$31,599	$36,232

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

December 31, 2024	December 31, 2023

Principal balance	$600,000	$—
Less: debt issue cost	4,327	—
Total	$595,673	$—

Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$43,625	$—	$—
Debt issue cost amortization	1,041	—	—
Total	$44,666	$—	$—

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

The carrying amount of the Delayed Draw Term Loan was determined as follows (in thousands):

	December 31, 2024	December 31, 2023
Principal balance	$—	$420,000
Less: debt issue cost	—	2,740
Total	$—	$417,260

	Year Ended December 31,
	2024	2023	2022
Interest expense	$1,038	$4,515	$—
Debt issue cost amortization	16	342	—
Acceleration of debt issuance costs	2,653	—	—
Total	$3,707	$4,857	$—

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of December 31, 2024, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of December 31, 2024, there were $75.0 million of borrowings outstanding under the Credit Facility. As of December 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.15%, with a weighted-average interest rate of 6.66% for the year ended December 31, 2024. During the year ended December 31, 2024, there were $245.0 million of borrowings and $170.0 million of repayments. As of December 31, 2023, there were no borrowings under the Credit Facility. The weighted-average interest rate for the year ended December 31, 2023 was 5.78%. During the year ended December 31, 2023, there were $380.0 million of borrowings and $380.0 million of repayments. Repayments of $380.0 million includes the use of $130.0 million of proceeds from the Cantor Credit Agreement to repay $130.0 million of borrowings under the Credit Facility. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest expense, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$7,348	$8,925	$—
Debt issue cost amortization	1,326	1,238	1,981
Unused facility fee	1,048	972	1,285
Total	$9,722	$11,135	$3,266

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. As of December 31, 2023, there were $130.0 million of borrowings outstanding under the Cantor Credit Agreement. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of December 31, 2024, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both December 31, 2024 and 2023, respectively.

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

At December 31, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $32.1 billion with a maximum potential loss of approximately $10.0 billion. At December 31, 2023, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $29.1 billion with a maximum potential loss of approximately $9.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the years ended December 31, 2024, 2023 and 2022, there were increases (decreases) in the provision for expected credit losses of ($1.9 million), $2.6 million and $1.7 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of December 31, 2024, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $2.1 million. Proceeds from the liquidation of the asset was estimated to be approximately $6.1 million based on current estimate of fair value. Newmark’s share of the loss was estimated at $0.2 million. During the year ended December 31,

2024, Newmark settled its share of the loss on one credit risk loan for $0.3 million that was in foreclosure as of December 31, 2023.

As of December 31, 2023, there was one loan in foreclosure that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset was estimated to be approximately $7.5 million based on estimate of fair value at December 31, 2023. Newmark’s share of the loss would approximate $0.5 million. During the year ended December 31, 2023, Newmark settled the loss on one credit risk loan for $1.2 million that was in foreclosure as of December 31, 2022 and wrote off $0.6 million of servicing advances.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying consolidated statements of operations as follows (in thousands):

Balance, January 1, 2023	$27,729
Provision for expected credit losses	2,634
Credit loss settlement	(1,812)
Balance, December 31, 2023	$28,551
Provision for expected credit losses	(1,891)
Credit loss settlement	(345)
Balance, December 31, 2024	$26,315

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of December 31, 2024, 18% and 13% of $10.0 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2023, 20% and 12% of $9.0 billion of the maximum loss was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.5 billion and $1.1 billion, as of December 31, 2024 and December 31, 2023, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$93	$—	$—	$93
Loans held for sale, at fair value	—	774,905	—	774,905
Rate lock commitments	—	—	1,010	1,010
Forward Sales Contracts	—	—	7,491	7,491
Total	$93	$774,905	$8,501	$783,499
Liabilities:
Contingent consideration	—	—	21,935	21,935
Rate lock commitments	—	—	1,350	1,350
Forward Sales Contracts	—	—	3,253	3,253
Total	$—	$—	$26,538	$26,538

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$99	$—	$—	$99
Loans held for sale, at fair value	—	528,944	—	528,944
Rate lock commitments	—	—	9,604	9,604
Forward Sales Contracts	—	—	1,259	1,259
Total	$99	$528,944	$10,863	$539,906
Liabilities:
Contingent consideration	$—	$—	$25,740	$25,740
Rate lock commitments	—	—	1,023	1,023
Forwards Sales Contracts	—	—	20,304	20,304
Total	$—	$—	$47,067	$47,067

There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2024 and 2023, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of December 31, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$1,010	$—	$(9,604)	$1,010	$1,010
Forward Sales Contracts	1,259	7,491	—	(1,259)	7,491	7,491
Total	$10,863	$8,501	$—	$(10,863)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$(3,236)	$—	$(569)	$21,935	$(3,236)
Rate lock commitments	1,023	1,350	—	(1,023)	1,350	1,350
Forward Sales Contracts	20,304	3,253	—	(20,304)	3,253	3,253
Total	$47,067	$1,367	$—	$(21,896)	$26,538	$1,367

	As of December 31, 2023
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,181	$9,604	$—	$(3,181)	$9,604	$9,604
Forward Sales Contracts	11,139	1,259	—	(11,139)	1,259	$1,259
Total	$14,320	$10,863	$—	$(14,320)	$10,863	$10,863

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$8,343	$6,192	$12,189	$(984)	$25,740	$6,192
Rate lock commitments	8,754	1,023	—	(8,754)	1,023	1,023
Forward Sales Contracts	624	20,304	—	(624)	20,304	20,304
Total	$17,721	$27,519	$12,189	$(10,362)	$47,067	$27,519

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$21,935	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$7,491	$3,253	Counterparty credit risk	N/A		N/A
Rate lock commitments	$1,010	$1,350	Counterparty credit risk	N/A		N/A

December 31, 2023
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$25,740	Discount rate	0.0% - 8.0%	(1)	2.6%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.7%

Derivative assets and liabilities:
Forward Sales Contracts	$1,259	$20,304	Counterparty credit risk	N/A		N/A
Rate lock commitments	$9,604	$1,023	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of December 31, 2024 and December 31, 2023 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2024 and 2023, the present value of expected payments related to Newmark’s contingent consideration was $21.9 million and $25.7 million, respectively (see Note 28 — “Commitments and Contingencies”). As of December 31, 2024 and 2023, the undiscounted value of the payments, assuming that all contingencies are met, would be $25.3 million and $35.9 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $5.2 million and $4.9 million as of December 31, 2024 and 2023, respectively, which was included in “Other assets” on the accompanying consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $26.4 million, $27.2 million and $28.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. These expenses are included as part of “Fees to related parties” on the accompanying consolidated statements of operations.

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

As of December 31, 2024 and December 31, 2023, the aggregate balance of employee loans was $769.4 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2024, 2023 and 2022 was $123.9 million, $92.9 million and $84.1 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $2.1 million, $2.7 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were included as part of “Management services, servicing fees and other” on the accompanying consolidated statements of operations.

On July 22, 2019, CCRE Lending made a $146.6 million commercial real estate loan to a single-purpose company in which Mr. Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. This loan is secured by the single-purpose company’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. The remaining 20% was securitized in August 2019 at which point CCRE Lending was no longer involved.

(d)    Transactions with Executive Officers and Directors

Howard W. Lutnick, Executive Chairman

On October 23, 2024, pursuant to the Standing Policy for Mr. Lutnick, and in connection with the grant of exchangeability made to Mr. Rispoli pursuant to the terms of Mr. Rispoli’s employment agreement, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 712,347 exchange rights with respect to 712,347 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right regarding, 81,275 previously awarded non-exchangeable PPSUs for a future cash payment of $1,250,000.

On January 2, 2024, pursuant to the Standing Policy for Mr. Lutnick, and in connection with grants of exchangeability made to Mr. Gosin pursuant to the terms of the employment agreement that Mr. Gosin executed on February 10, 2023, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 617,262 exchange rights with respect to 617,262 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right of 81,275 previously awarded nonexchangeable PPSUs for a future cash payment of $1,250,000. Mr. Lutnick waived all remaining rights, which shall be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights was 617,262 non-exchangeable Newmark Holdings PSUs/NPSUs and 81,275 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $1,250,000 at that time.

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

The Retention Bonus Agreement provided for an aggregate cash payment of $50 million, which was paid as follows: $20 million within three days of the date of the Retention Bonus Agreement and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. As of December 31, 2024, all payment obligations by the Company to Mr. Lutnick under the Retention Bonus Agreement have been fully performed.

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

Barry M. Gosin, Chief Executive Officer

On December 31, 2024, pursuant to the terms of the 2024 Gosin Employment Agreement, Mr. Gosin received exchange rights on 354,076 Newmark Holdings PSUs, resulting in 354,076 exchangeable Newmark Holdings PSUs.

On September 23, 2024, the Company purchased 795,376 of Barry Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current Exchange Ratio of 0.9248). The transaction was approved by the Compensation Committee, and was made pursuant to the Company’s unit purchase authorization.

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

On February 10, 2023, Mr. Gosin entered into the 2023 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the 2023 Gosin Employment Agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront advance award of four tranches of 1,145,476 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee. In accordance with the 2023 Gosin Employment Agreement, Mr. Gosin’s non-exchangeable NPSUs award has the following features: (i) 25% of such non-exchangeable NPSUs shall convert into non-exchangeable PSUs, with the first 25% installment effective as of April 1, 2023 and the remaining three 25% installments effective as of December 31 of 2023 through 2025, as adjusted upwards by dividing such number of NPSUs by the then-current exchange ratio upon the applicable December 31, provided that, as of each applicable December 31: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark OpCo or an affiliate, has not given notice of termination of his services except for circumstances set forth in the 2023 Gosin Employment Agreement, and has not breached his obligations under the Newmark Holdings limited partnership agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions beginning December 31, 2023 and ending December 31, 2029, in accordance with the terms and conditions as set forth in the 2023 Gosin Employment Agreement.

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

Stephen M. Merkel, Chief Legal Officer

On January 2, 2024, Mr. Merkel sold 35,006 shares of Class A common stock to the Company. The sale price per share of $10.85 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.

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

(f)     Other Related Party Transactions

Receivables from related parties were $0.3 million as of December 31, 2024. There were no receivables from related parties as of December 31, 2023. There were no payables to related parties as of December 31, 2024. Payables to related parties were $6.6 million as of December 31, 2023.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of December 31, 2024, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

On June 28, 2021, Newmark hired Mr. Kyle Lutnick as a full-time employee, providing for salary, bonus, reimbursement of ordinary course expenses and travel, and a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. This employment arrangement was approved by the Audit Committee. For 2024, total compensation under the arrangement was approximately $817,000.

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease had been terminated. Newmark received $0.7 million and $1.0 million from Cantor for the years ended December 31, 2023 and 2022, respectively.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024. The deal was a twelve year sublease of approximately 6,200 of rentable square feet in San Francisco, California. The sublease was provided for a rate of $36,000 per month. As of December 31, 2024, Newmark received $0.5 million from Cantor.

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

Cantor Rights to Purchase Cantor Units from Newmark Holdings

Cantor has a right to purchase from Newmark Holdings exchangeable limited partnership interests, with the associated exchange rights issued in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, in the event that any Newmark Holdings Founding Partner interests that have not become exchangeable are redeemed by Newmark Holdings upon termination or bankruptcy of a Founding Partner or upon mutual consent of the general partner of Newmark Holdings and Cantor. Cantor has the right to purchase such Newmark Holdings exchangeable limited partnership interests at a price equal to the lesser of (1) the amount that Newmark Holdings would be required to pay to redeem and purchase such Newmark Holdings Founding Partner interests and (2) the amount equal to (a) the number of units underlying such Founding Partner interests, multiplied by (b) the Exchange Ratio as of the date of such purchase, multiplied by (c) the then-current market price of our Class A common stock. Cantor may pay such price using cash, publicly traded shares or other property, or a combination of the foregoing. If Cantor (or the other member of the Cantor group acquiring such limited partnership interests, as the case may be) so purchases such limited partnership interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor Newmark Holdings nor any other person is obligated to pay Newmark Holdings or the holder of such Founding Partner interests any amount in excess of the amount set forth in clause (2) above.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9279 as of December 31, 2024. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

On April 16, 2023, Cantor purchased from Newmark Holdings an aggregate of (i) 309,631 exchangeable limited partnership interests for aggregate consideration of $1.3 million as a result of the redemption of 309,631 Founding Partner interests, and (ii) 38,989 exchangeable limited partnership interests for aggregate consideration of $0.2 million as a result of the exchange of 38,989 Founding Partner interests.

On June 30, 2023, Cantor purchased from Newmark Holdings an aggregate of 74,026 exchangeable limited partnership interests for aggregate consideration of $0.3 million as a result of the redemption of 74,026 Founding Partner interests.

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

Also on October 23, 2024, Cantor exercised exchange rights with respect to 13,861 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9257, for 12,831 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering. Cantor was obligated to distribute shares of Class A common stock to certain current and former partners of Cantor to satisfy certain deferred stock distribution obligations provided to such partners (i) on April 1, 2008, and (ii) on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions. Certain Cantor partners had elected to receive their distributed shares in 2008 and 2012, respectively, and others had elected to defer receipt of their shares until a future date. Cantor immediately delivered the 12,831 shares of Class A common stock to such a former partner in satisfaction of his deferred stock distribution rights.

As of December 31, 2024, Cantor was obligated to distribute 7,221,277 shares of Class A common stock to satisfy its remaining deferred stock distribution obligations.

As of December 31, 2024, there were no Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of December 31, 2024.

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

(25)    Income Taxes

The accompanying consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to primarily the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for the UBT, rests with the partners, rather than the partnership entity (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for a discussion of partnership interests). Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes. The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$22,931	$28,317	$38,954
U.S. state and local	9,748	11,634	21,394
Foreign	10,343	3,881	1,044
UBT	1,714	2,466	5,161
Total	$44,736	$46,298	$66,553
Deferred:
U.S. federal	2,660	(2,592)	(18,165)
U.S. state and local	222	(2,074)	(5,974)
Foreign	(2,275)	(91)	(131)
UBT	440	(438)	(229)
Total	$1,047	$(5,195)	$(24,499)
Provision for income taxes	$45,783	$41,103	$42,054

Newmark had pre-tax income of $131.3 million, $103.5 million and $154.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Newmark had pre-tax income/(loss) from foreign operations of $(14.3) million, $(8.4) million and $(37.5) million for the years ended December 31, 2024, 2023 and 2022, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax expense at federal statutory rate	$27,567	$21,728	$32,467
Non-controlling interest	(10,246)	(5,909)	(11,054)
Incremental impact of foreign taxes compared to the federal rate	(3,723)	(2,127)	(270)
Other permanent differences	2,602	(829)	(3,182)
U.S. state and local taxes, net of U.S. federal benefit	6,098	5,872	4,258
New York City UBT	1,762	1,041	1,045
Section 162(m) compensation deduction limitation	8,149	5,806	1,519
Revaluation of deferred taxes related to ownership changes	2,134	2,752	5,641
Other rate change	581	(1,408)	(594)
Valuation allowance	7,904	6,881	9,985
Prior year true ups	3,901	7,439	3,232
Windfall Tax Benefit	(4,201)	828	(2,088)
Uncertain Tax Positions	3,468	—	—
Other	(213)	(971)	1,095
Provision for income tax	$45,783	$41,103	$42,054

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

Significant components of Newmark’s deferred tax asset and liability consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax asset
Basis difference of investments	$36,266	$42,734
Deferred compensation	130,510	125,304
Other deferred and accrued expenses	11,576	15,944
Net operating loss and credit carry-forwards	37,599	22,379
Other	1,238	—
Total deferred tax asset	217,189	206,361
Valuation Allowance	(38,261)	(25,385)
Deferred tax asset, net of allowance	$178,928	$180,976
Deferred tax liability
Depreciation and amortization	80,016	77,469
Other	—	3,278
Deferred tax liability(1)	$80,016	$80,747
Net deferred tax asset	$98,912	$100,229
(1)Before netting within tax jurisdictions.

Newmark has NOLs in non-U.S. jurisdictions of an approximate tax effected value of $36.9 million, of which $30.4 million has an indefinite life. The rest of the $6.5 million primarily consists of the Canada NOL which has a 20 year life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, substantially all of the total valuation allowance of $38.3 million relates to certain NOLs in non-U.S. jurisdictions. Newmark’s net deferred tax asset and liability are included on the accompanying consolidated balance sheets as components of “Other assets” and “Other liabilities,” respectively.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2021, 2018 and 2021, respectively.

The Company has elected to treat taxes associated with the Global Intangible Low-Taxed Income (GILTI) provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime as of December 31, 2024.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

Balance, January 1, 2022	$—
Balance, December 31, 2022	$—
Balance, December 31, 2023	—
Increases related to current year	2,577
Balance, December 31, 2024	$2,577

As of December 31, 2024, the Company’s unrecognized tax benefits, excluding interest and penalties, were $2.6 million, of which $2.6 million, if recognized, would affect the effective tax rate. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

Newmark recognizes interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying consolidated statements of operations. As of December 31, 2024, Newmark had accrued $0.9 million for income tax-related interest and penalties of which $0.9 million was accrued during 2024.

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$272,324	$266,486
Outside broker payable	64,897	70,569
Payroll taxes payable	126,289	106,247
Corporate taxes payable	1,393	11,851
Derivative liability	4,603	21,327
Right-of-use liabilities	108,434	107,084
Total	$577,940	$583,564

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation	$111,839	$112,528
Payroll and other taxes payable	52,887	59,277
Financial guarantee liability	26,315	28,551
Deferred rent	6,349	6,381
Contingent consideration	21,935	25,740
Other	11,790	9,264
Total	$231,115	$241,741

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of December 31, 2024, an aggregate of 500.0 million shares were registered on Forms S-8. As of December 31, 2024, awards with respect to 110.4 million shares had been granted and 389.6 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9279 as of December 31, 2024.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Issuance of common stock and exchangeability expenses	$110,973	$85,918	$92,308
Limited partnership units amortization	23,203	14,267	8,322
RSU amortization	29,568	24,620	21,807
Total compensation expense	163,744	124,805	122,437
Allocations of net income to limited partnership units and FPUs (1)	21,654	14,942	15,875
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$185,398	$139,747	$138,312
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Holdings Units	BGC Holdings Units
Balance, January 1, 2023	30,687,954	5,459,388
Issued	16,092,841	1,506
Redeemed/exchanged units	(3,676,057)	(5,459,895)
Forfeited units/other	(727,772)	(999)
Balance, December 31, 2023(1)	42,376,966	—
Issued	16,440,711	—
Redeemed/exchanged units	(6,166,506)	—
Forfeited units/other	(854,717)	—
December 31, 2024(2)	51,796,454	—

Total exchangeable units outstanding(1):
December 31, 2023	12,189,148	—
December 31, 2024	13,906,798	—
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of December 31, 2024, there were 2.7 million such partnership units in Newmark Holdings outstanding, of which 1.8 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2023, there were 3.1 million such partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable.
(2)As of December 31, 2024, the total Limited Partnership Units included 2.4 million Newmark Preferred Units.

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

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Year Ended December 31,
	2024	2023	2022
BGC Holdings Units	—	127,960	142,194
Newmark Holdings Units	9,835,548	11,232,651	9,234,602
Total	9,835,548	11,360,611	9,376,796

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings (prior to the Corporate Conversion) limited partnership units to Newmark employees is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Issuance of common stock and exchangeability expenses	$110,973	$85,918	$97,031

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Notional Value	$161,861	$158,594
Estimated fair value of the post-termination payout(1)	$56,210	$54,950
Outstanding limited partnership units in Newmark Holdings	17,249,585	16,704,405
Outstanding limited partnership units in Newmark Holdings - unvested	5,570,815	4,856,908
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 4.4 million distribution earning limited partnership units and 2.8 million N Units as of December 31, 2024. The aggregate estimated grant date fair value of these awards was $66.0 million as of December 31, 2024. As of December 31, 2024, there was $32.8 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 2.0 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Limited partnership units amortization	$23,203	$14,267	$8,322

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	December 31, 2024	December 31, 2023
Notional Value	$512	$1,254
Estimated fair value of limited partnership units (1)	$261	$1,135
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

During the years ended December 31, 2024, 2023 and 2022, there was (0.7) million, $0.0 million and $(4.7) million of compensation expense (benefit), respectively, related to these limited partnership units held by Newmark employees.

During the years ended December 31, 2024, 2023 and 2022, Newmark employees were granted 12.3 million, 24.3 million and 14.1 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant. During the years ended December 31, 2024, 2023 and 2022, 10.4 million, 11.6 million and 11.8 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2023	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
Granted	4,192,685	6.82	28,594		—	—	—
Settled units (delivered shares)	(2,708,902)	9.03	(24,461)		(2,045)	4.05	(8)
Forfeited units	(614,540)	9.14	(5,617)		—	—	—
Balance, December 31, 2023	12,133,105	$8.59	$104,251	4.01	4,883	$4.22	$21	0.87
Granted	2,838,998	9.92	28,159		19,425	6.87	133
Settled units (delivered shares)	(3,118,150)	8.61	(26,850)		(1,243)	4.28	(5)
Forfeited units	(876,228)	8.89	(7,789)		(19,479)	6.88	(134)
Balance, December 31, 2024	10,977,725	$8.91	$97,771	3.83	3,586	$4.08	$15	0.33
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
RSU amortization	$29,568	$24,620	$21,807

As of December 31, 2024, there was $65.1 million of total unrecognized compensation expense related to unvested Newmark RSUs.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark’s contractual obligations as of December 31, 2024 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$703,258	$137,812	$246,716	$184,514	$134,216
Warehouse facilities(2)	754,308	754,308	—	—	—
Debt(3)	675,000	—	—	675,000	—
Interest on debt(4)	192,211	49,675	96,161	46,375	—
Interest on warehouse facilities(5)	2,297	2,297	—	—	—
Total	$2,327,074	$944,092	$342,877	$905,889	$134,216
(1)Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $774.9 million of loans held for sale, at fair value (see Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises”), which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Debt reflects long-term borrowings of $675.0 million which include $600.0 million outstanding aggregate principal amount of 7.500% Senior Notes and $75.0 million outstanding under the Credit Facility. The carrying amount of long-term debt was approximately $670.7 million in the aggregate, which includes $595.7 million under the 7.500% Senior Notes and $75.0 million under the Credit Facility. See Note 19 – “Debt.”
(4)Reflects interest on the $675.0 million of long-term debt which includes $600.0 million outstanding aggregate principal amount of 7.500% Senior Notes until their maturity date of January 11, 2029 and $75.0 million under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. Interest on the borrowings under the Credit Facility was projected using the SOFR rate plus 160 basis points.
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the one-month SOFR rate plus their respective additional basis points, primarily 130 basis points above SOFR, applied to their respective outstanding balances as of December 31, 2024, through their respective maturity dates. Their respective maturity dates range from May 2025 to October 2025, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $3.1 billion at December 31, 2024. See Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

As of December 31, 2024 and 2023, Newmark was committed to fund approximately $0.1 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2019 through 2024 with contingent cash consideration of $9.6 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets.

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

(29)    Subsequent Events

On February 13, 2025, Newmark declared a qualified quarterly dividend of $0.03 per share payable on March 17, 2025, to Class A and Class B common stockholders of record as of March 3, 2025, which is the same as the ex-dividend date.

On February 18, 2025, Mr. Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard W. Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company. On February 18, 2025, the Company appointed Mr. Kyle Lutnick, son of Mr. Howard W. Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen M. Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed its Chief Executive Officer, Mr. Barry M. Gosin, as Principal Executive Officer of the Company following Mr. Howard W. Lutnick’s departure. Mr. Howard W. Lutnick has agreed to divest his interests in Newmark to comply with U.S. government ethics rules, which is expected to occur within 90 days following his confirmation, and does not expect any arrangement which involves selling shares on the open market.

On March 1, 2025, the Company extended its headquarter lease in New York City through August of 2042.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria set forth in the Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Based on the results of our 2024 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. We reviewed management’s conclusions on internal controls and the report of Ernst & Young LLP with our Audit Committee.

Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information About Our Executive Officers,” and “Insider Trading Policy, Code of Ethics and Whistleblower Procedures” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2025 Proxy Statement with the SEC on or before April 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Information” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2024” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Independence of Directors” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

2.1**
Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

3.1
Second Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

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

10.1**
Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.2
Amendment, dated as of March 10, 2023, to the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2023)

10.3
Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.4
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.5
Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.6
Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.7
Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8
Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9
Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10
Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11
Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12†
Change in Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.13†
Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)

10.14†
Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2022)

10.15†
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.16
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.17
Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.18
First Amendment, dated December 20, 2023, to the Credit Agreement, dated as of November 30, 2018, by and between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.19
Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.20
First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.21
Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.22*
Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

10.23
Consent Letter, dated December 20, 2023, related to the Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.24
Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

10.25†
Second Amended and Restated Employment Agreement, dated as of August 7, 2024, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

10.26†	Amended and Restated Newmark Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

10.27†
Amended and Restated Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

10.28†	Amended and Restated Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

10.29†
Change in Control Agreement, dated February 18, 2025, by and between Stephen Merkel and Newmark Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

19	Newmark Group, Inc. Insider Trading Policy

21.1	List of subsidiaries of Newmark Group, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy of Newmark Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document

104	The cover page from this Annual Report on Form 10-K, formatted in iXBRL (included in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2025.

Newmark Group, Inc.

By:	/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Barry M. Gosin Barry M. Gosin	Chief Executive Officer (Principal Executive Officer)	March 3, 2025

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025

/s/ Stephen M. Merkel Stephen Merkel	Chairman of the Board of Directors	March 3, 2025

/s/ Kyle Lutnick Kyle Lutnick	Director	March 3, 2025

/s/ Virginia S. Bauer Virginia S. Bauer	Director	March 3, 2025

/s/ Kenneth A. McIntyre Kenneth A. McIntyre	Director	March 3, 2025

/s/ Jay Itzkowitz Jay Itzkowitz	Director	March 3, 2025