Form 10-K/A
period 2024-12-31
NEWMARK GROUP, INC.
filed 2025-04-30
CIK 1690680

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

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2024 as reported on Nasdaq, was approximately $1.3 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Class A Common Stock, par value $0.01 per share	163,201,394 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

Newmark Group, Inc.

2024 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

Throughout this document Newmark Group, Inc. is referred to as “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”

On March 3, 2025, Newmark filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2025 annual meeting of stockholders will be filed by April 30, 2025 (i.e., within 120 days after the end of the Company’s 2024 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2025 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 3, 2025, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of five members. Information with respect to our directors is set forth below.

INFORMATION ABOUT OUR DIRECTORS

Name	Age	Director Since	Biographies
Stephen M. Merkel	66	2025	Mr. Merkel has been a director of our Company since February 2025 and serves as Chairman of our Board. Mr. Merkel has served as our Executive Vice President and Chief Legal Officer since 2019. Mr. Merkel is Executive Vice Chairman, Executive Managing Director, and General Counsel for the Cantor Fitzgerald, L.P. (“Cantor”) group of companies, including Cantor, CF Group Management, Inc. (“CFGM”) and Cantor Fitzgerald & Co (“CF&Co”). Cantor and CFGM are our parent companies and CF&Co is our affiliate. Mr. Merkel has served as our affiliate BGC Group, Inc.’s (“BGC,” including its predecessors eSpeed Inc. and BGC Partners, Inc., the latter of which is also referred to herein as “BGC Partners,” where appropriate) Executive Vice President and General Counsel since 2001. Since 2025, Mr. Merkel has served as a director of BGC and as Chairman of BGC’s board of directors. He is also on the Board of Directors of BGC’s Fenics Markets Exchange, LLC business. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to BGC’s and Newmark’s operating partnerships and subsidiaries, as applicable. Prior to joining Cantor in 1993, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co., dedicated to the J. Aron Division, and prior to that, he was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Prior to that, he was a law clerk for the Honorable Irving R. Kaufman of the U.S. Court of Appeals for the Second Circuit. Mr. Merkel received a Bachelor’s degree with a major in History and Sociology of Science from the University of Pennsylvania and received his law degree from the University of Michigan Law School.

Kyle S. Lutnick	29	2025	Mr. Kyle S. Lutnick (“Mr. K. Lutnick”) has been a director of our Company since February 2025. Mr. K. Lutnick is Executive Vice Chairman of Cantor and President of CFGM. From 2024 to 2025 he served as Global Managing Director of Knotel, Inc. (“Knotel”), Newmark’s flexible office and workspace business. From 2022 to 2024 he also previously held positions within Knotel, including General Manager of UK & EMEA and Vice President of Business Development. Prior to joining Knotel, from 2020 to 2021 Mr. K. Lutnick was part of Newmark’s market-leading retail advisory team, where he advised clients in New York City. In 2019, Mr. K. Lutnick graduated from Stanford University with a Bachelor’s degree in Psychology. Mr. K. Lutnick is the son of our former Executive Chairman, Mr. H. Lutnick.

Virginia S. Bauer	68	2018	Ms. Bauer has been a director of our Company since June 2018. From 2010 to 2022, Ms. Bauer served as Chief Executive Officer of GTBM, Inc., a security technology company that develops and markets proprietary software solutions, where she currently serves as an advisor. Prior thereto, Ms. Bauer served as Senior Vice President of Covenant House International from 2009 to 2010, as the Secretary of Commerce for the State of New Jersey from 2004 to 2008, and as Director of the New Jersey Lottery Commission from 2003 to 2004. In addition, Ms. Bauer has served on the board of directors of the New Jersey Economic Development Authority since January 2020, on the Foundation Board of Monmouth Medical Center since 2009 and on the board of directors of the National September 11 Memorial & Museum since 2008. She previously served on the Board of Commissioners of The Port Authority of New York and New Jersey from 2008 to 2012 and on the Advisory Board of the Lower Manhattan Development Corporation from 2001 to 2004.

Jay Itzkowitz	65	2022	Mr. Itzkowitz has been a director of our Company since August 2022. Mr. Itzkowitz is an experienced real estate and mergers and acquisitions attorney. Since 2016, Mr. Itzkowitz has been the Executive Vice President and General Counsel of S.D. Malkin Properties, a Connecticut-based real estate investment firm. Mr. Itzkowitz holds senior positions in affiliates of S.D. Malkin Properties, including Value Retail PLC, the London-based owner and operator of large-scale premium shopping villages in Europe and China, and NY Hockey Holdings, the holding company of the New York Islanders and UBS Arena. From 2013 to 2016, Mr. Itzkowitz served as Senior Vice President and General Counsel for Los Angeles-based Anuvu Operations LLC (formerly Global Eagle Entertainment Inc.). From 2004 to 2014, Mr. Itzkowitz served as a Senior Managing Director of Cantor and affiliated entities. Prior to joining Cantor, Mr. Itzkowitz practiced law at Hogan Lovells (formerly Hogan & Hartson L.L.P.) and was Head of Mergers & Acquisitions for Vivendi Universal S.A. in New York and Paris. From 1992 to 2002, Mr. Itzkowitz held senior legal positions at The News Corporation Limited and its affiliate Fox Entertainment Group in Los Angeles, London, and New York. Prior to joining News Corporation, Mr. Itzkowitz practiced law at the firm of Paul, Weiss, Rifkind, Wharton & Garrison, LLP. In addition, Mr. Itzkowitz currently serves on the Board of Pininfarina S.p.A., a Milan Stock Exchange-listed automotive design firm. Mr. Itzkowitz graduated from Rutgers University School of Law and Harvard College.

Kenneth A. McIntyre	64	2020	Mr. McIntyre has been a director of our Company since January 2020. Mr. McIntyre has over 30 years of experience in the commercial real estate industry. Since February 2020, Mr. McIntyre has been the Chief Executive Officer of the Real Estate Executive Council (“REEC”), having served as a founding member of the board of directors of the organization since 2003. REEC is a preeminent trade association in the U.S. for minority commercial real estate professionals. Since 2012, Mr. McIntyre has been the Founder and Managing Principal of PassPort Real Estate, LLC, a New York-based consulting firm focused on advising developers and institutions on commercial real estate deals and platform structuring. His clients have included the Real Estate Associate Program (Project REAP), a non-profit that is focused on increasing the diversity of talent in the commercial real estate industry, where he served as the Executive Director, and The Port Authority of New York and New Jersey, where he served as Executive Advisor to the Office of Diversity & Inclusion. Mr. McIntyre was a Senior Vice President and Head of Commercial Real Estate at Hudson City Savings Bank from May 2014 to May 2016. Prior to joining Hudson City Savings Bank, Mr. McIntyre was a Managing Director in MetLife’s Real Estate Investments Group with various responsibilities across both the debt and equity portfolios, including Head of Equity Acquisitions; Head of Strategic Initiatives; Head of Real Estate Capital Markets; and Head of Commercial Mortgage Production and Pricing. Prior to joining MetLife, Mr. McIntyre held senior origination and relationship management roles at KeyBank, GE Capital Real Estate, UBS and Chase. Since March 2021, Mr. McIntyre has served on the Board of Trustees of Acadia Realty Trust. In addition, he is a member of The Real Estate Roundtable, where he serves on the Equity, Diversity and Inclusion Committee. Mr. McIntyre is also a Member of the Board of Governors for the Real Estate Board of New York and serves on the boards of directors of the National Jazz Museum of Harlem and the Yorkville Youth Athletic Association.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by, and serve at the discretion of, our Board. In addition to Mr. Merkel, who serves as Chairman of our Board and our Executive Vice President and Chief Legal Officer, our executive officers, their respective ages and positions, and certain other information with respect to each of them, are as follows:

Barry M. Gosin, 74, has served as our Chief Executive Officer since 1979 and a principal since 1978, and as Chairman of our operating company, Newmark & Company Real Estate, Inc. (“Newmark & Co.”), since February 2025. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin spearheaded our merger with BGC (see “Certain Relationships and Related Transactions, and Director Independence – Separation, Initial Public Offering, and Spin-Off Separation and Distribution Agreement” for a discussion of our Spin-Off (as defined) from BGC) and has since led our acquisition and hiring efforts and increased our annual revenues by nearly 12 times. An active industry and community leader, Mr. Gosin serves as a member of the board of directors of the Partnership for New York City, Trustee of the Citizens Budget Commission, and Trustee of Pace University. Mr. Gosin also serves as a member of the board of directors of Fountain House, a national mental health nonprofit organization.

Michael J. Rispoli, 53, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers our financial activities, with a focus on managing risk and monitoring cash flow. His responsibilities include financial planning and forecasting, accounting, financial reporting, financial due diligence, investor relations, and analysis and integration of acquisitions. Mr. Rispoli also provides services to our operating partnership and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the Chief Financial Officer of Grubb & Ellis from August 2010 to April 2012 and had served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).

Luis A. Alvarado, 65, has served as our Chief Operating Officer since April 2025. Mr. Alvarado joined Newmark in 2015 as Executive Vice President and Boston Market Leader. Beginning in 2018, he served as Newmark’s Chief Revenue Officer and East Region Market Leader, positions he held until his appointment as Chief Operating Officer. Prior to his positions at Newmark, from 2008 to 2015, Mr. Alvarado served as President of Cushman & Wakefield’s East Region and also served as a member of Cushman’s Management Committee. Prior to that, Mr. Alvarado was a founding partner of Insight Partners, Inc., a value-add development company, where he served as general partner from 1994 to 2008. Mr. Alvarado was previously employed at The Travelers Insurance Company (“Travelers”) for 10 years and served as Vice President for the Eastern Region Asset Management Group. Mr. Alvarado began his career as a Controller of The Prospect Company, a subsidiary of Travelers. Mr. Alvarado graduated from Central Connecticut State University with a Bachelor’s Degree in Accounting.

CORPORATE GOVERNANCE

Independence of Directors

Our Board has determined that each of Ms. Bauer and Messrs. McIntyre and Itzkowitz qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the board of directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Howard W. Lutnick, our former Executive Chairman and former member of our Board, was a member of the board of directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and, subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from The Cantor Fitzgerald Relief Fund. In evaluating Mr. McIntyre’s independence, the Board took into consideration his service as an independent director at a public company for which the Company provides an immaterial amount of ordinary course real estate services. In evaluating Mr. Itzkowitz’s independence, the Board took into consideration his prior employment by a Cantor affiliate and his prior partnership interest in Cantor, which ended in 2014.

Recent Board of Directors and Executive Officers Changes

On February 18, 2025, Howard W. Lutnick (“Mr. H. Lutnick”) was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. H. Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company. On the same day, the Board appointed Mr. K. Lutnick, son of Mr. H. Lutnick, to serve as a member of the Board. Additionally, the Board appointed our Executive Vice President and Chief Legal Officer, Mr. Stephen M. Merkel to serve as a member of the Board and as Chairman of the Board and the Board appointed our Chief Executive Officer, Mr. Barry M. Gosin, as Principal Executive Officer of the Company and as Chairman of Newmark & Co., following Mr. H. Lutnick’s departure.

On April 7, 2025, the Board appointed Luis Alvarado to serve as our Chief Operating Officer.

Meetings and Committees of Our Board of Directors

Our Board held 15 meetings during the year ended December 31, 2024. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2024, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member.

Audit Committee

Our Audit Committee consists of Ms. Bauer and Messrs. McIntyre and Itzkowitz, with Mr. McIntyre serving as Chair of the Audit Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and each member of the Committee has been determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. The Committee operates pursuant to an Audit Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Audit Committee Charter” or upon written request from us free of charge.

Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”) and administers our Whistleblower Complaint and Investigation Policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters (collectively, the “Whistleblower Policy”). The Committee pre-approves all audit services, audit-related services and permitted non-audit services to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 15 meetings during the year ended December 31, 2024.

During 2024, our Audit Committee approved the appointment of Ernst & Young LLP (“Ernst & Young”) as our auditors for the year ending December 31, 2024. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2024, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Compensation Committee

Our Board of Directors has a Compensation Committee. The Committee consists of Ms. Bauer and Messrs. Itzkowitz and McIntyre, with Ms. Bauer serving as Chair of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Amended and Restated Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Amended and Restated Long Term Incentive Plan, which we refer to as the “Equity Plan,” and our Amended and Restated Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan” (together with the Equity Plan and the Participation Plan, the “Newmark Compensation Plans”). The Committee operates pursuant to a Compensation Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Compensation Committee Charter,” or upon written request from us free of charge. The Committee held 13 meetings during the year ended December 31, 2024.

ESG Committee

Our Board of Directors also has an environmental, social and governance (“ESG”) Committee. The members of the ESG Committee are currently Ms. Bauer and Mr. McIntyre, both of whom are independent directors. Mr. McIntyre is the Chair of the ESG Committee. Each member of the ESG Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The ESG Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies, to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The ESG Committee operates pursuant to an ESG Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Environmental, Social and Governance Committee Charter,” or upon written request from us free of charge. The Committee held seven meetings during the year ended December 31, 2024.

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

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial, real estate or other fields of each member. Specifically, Mr. K. Lutnick is qualified based on his business experience and real estate experience, including prior experience while employed at Newmark, Mr. Merkel is qualified based on his extensive business and legal experience and prior public company service, Ms. Bauer is qualified based on her depth of experience in both the technology and government sectors, Mr. Itzkowitz is qualified based on his experience as a mergers and acquisitions attorney in the real estate and media industries and his general business experience, and Mr. McIntyre is qualified based on his extensive experience in the commercial real estate industry and general business experience. Each of Ms. Bauer and Messrs. McIntyre and Itzkowitz is additionally qualified as a result of his or her status as an “audit committee financial expert.”

The following matrix provides information regarding the members of our Board, including certain types of knowledge, skills, experiences and attributes possessed by one or more of our directors which our Board believes are relevant to our business and industry. The matrix does not encompass all of the knowledge, skills, experiences or attributes of our directors, and the fact that a particular type of knowledge, skill, experience or attribute is not listed does not mean that a director does not possess it. In addition, the absence of a particular type of knowledge, skill, experience or attribute with respect to any of our directors does not mean the director in question is unable to contribute to the decision-making process in that area. The type and degree of knowledge, skill and experience listed below may vary among the members of the Board.

Skills and Experience	Merkel	K. Lutnick	Bauer	Itzkowitz	McIntyre
Business Operations	X	X	X	X
Finance/Accounting	X	X	X	X	X
Risk Management	X	X		X	X
Global Business	X	X		X
Human Capital Management	X		X
M&A	X			X
Other Public Company Board Service and Governance	X		X	X	X
Environmental	X
Real Estate Industry Experience	X	X		X	X
Global Financial Markets	X	X		X
Brokerage	X		X	X
Regulatory	X			X
Innovation and Strategy	X	X	X		X
Ethics and Integrity	X	X	X	X	X
Senior Leadership/CEO	X	X	X		X
Technology/Information Security	X		X

Chairman of the Board

Our Board has determined that in light of the current ownership structure of the Company and Mr. Merkel’s deep leadership experience with the Company, having a non-executive Chairman of the Board is not efficient or appropriate for our Company. Additionally, our Board does not have a lead independent director for the same reasons.

We believe that the Company and its stockholders are currently best served by having Mr. Merkel, our Chief Legal Officer, serve as Chairman of the Board. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of independent, active and effective directors. Three of our current five directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Merkel is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate governance structures and processes.

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

Executive Sessions

In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of non-independent directors.

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend Annual Meetings of Stockholders of the Company. At the 2024 Annual Meeting of Stockholders, held on October 17, 2024, all of the Company’s directors were in attendance.

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

Non-executive brokers, managers and other professionals are generally compensated based upon production or commissions, which may involve committing to certain transactions in certain of our businesses. These transactions may expose the Company to risks taken by individual employees who are motivated to increase production. While we have in place management oversight and risk-management policies, there is an inevitable conflict of interest between our compensation structure and certain brokerage, transactional, or similar risks to various portions of our businesses.

Succession Planning

From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and its consolidated subsidiaries and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines, including discussing business strategies and challenges with our existing senior business leaders. The Board may also discuss short-term succession in the event that certain of the senior executive officers should, on an interim or unexpected basis, become temporarily unable to fulfill their duties. The Board also considers hiring, promotion and retention of leaders required for the changing business landscape and to lead future business lines. Such individuals could include internal and external candidates. Additionally, we have implemented identification and tracking of candidates with a range of backgrounds and experience as part of our succession planning efforts.

Our succession discussions were particularly relevant in 2024, as in November 2024, Mr. H. Lutnick was nominated as the 41st U.S. Secretary of Commerce. Mr. H. Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all of his positions with Newmark and as Chairman of the Board. Our Board has elected Mr. K. Lutnick and Mr. Merkel to join our Board of Directors and Mr. Merkel to serve as Chairman of the Board. Our Board has appointed Mr. Barry M. Gosin as Principal Executive Officer of the Company and as Chairman of Newmark & Co., following Mr. H. Lutnick’s departure. See “—Recent Board of Directors and Executive Officers Changes” above.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)

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

Newmark supports sustainable business practices and is focused on taking the steps necessary to continue developing our sustainability program internally and further develop the sustainability-related services we offer our clients. Since 2023, we have retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established an ESG Executive Committee, comprised of key Company executives and other senior leaders, to provide direction for Newmark’s ESG and sustainability progress and initiatives. Their results include:

●	The publication of our first Corporate Responsibility Report in 2023 and recent publication of our second report;

●	Prioritization of industry-relevant ESG topics to guide our actions, informed by management, market, employee and investor interests and ESG standards;

●	Engagement on ESG topics to meet business and client objectives; and

●	Recognition as a Green Lease Leader from the Department of Energy and Institute for Market Transformation for sustainability and green lease guidance used internally and shared with clients.

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

Safe, Empowering and Flexible Work Environment

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

Performance-Based and Highly Retentive Compensation Structure

Virtually all of our key executives and producers have equity or partnership stakes in the Company and its subsidiaries. Generally, they receive deferred equity, limited partnership units of Newmark Holdings, L.P. (“Newmark Holdings,” and such units, “Holdings Units”) or restricted stock units (“RSUs”) as part of their compensation. As of December 31, 2024, our employees and independent contractors, partners, executive officers and directors, including our former Executive Chairman Mr. H. Lutnick, owned approximately 29% of our equity on a fully diluted basis. See the organizational chart under the heading “Item 1, Business – Our Organizational Structure” in the Original Form 10-K for more information. We issue limited partnership units and other forms of equity-based compensation, such as RSUs, which:

●	Provide liquidity to our partners and employees over time;

●	Align the interests of our partners and employees and management with those of common stockholders;

●	Help motivate and retain key partners and employees; and

●	Encourage a collaborative culture that drives cross-selling and growth.

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

Compensation Recovery/Clawback Policy

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

Equal Employment Opportunity

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

Employee Engagement, Communication, Career Management and Training and Development

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

As a responsible business, we are acutely aware major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices and, in our global corporate services business and property management assignments, recommend strategies to clients to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset. Newmark’s property, facilities and energy/sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

We are taking steps to minimize the environmental impact and carbon footprint of our corporate offices. We have updated our site selection guidelines to prioritize more energy efficient and sustainably managed spaces. We also updated our energy efficiency policy, our interior fit-out standards and our waste reduction policy. We continue to explore strategies for reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste. Newmark is working with the owners and property management teams that oversee the buildings we occupy to collect accurate and actionable energy data. As this data becomes more available, Newmark plans to implement energy efficiency initiatives where possible that will help lower our overall carbon footprint. We are also investigating the purchase of renewable energy supply where possible in deregulated energy markets. For all newly leased space for Newmark, we generally consider green lease options and strive to build and operate a sustainable workplace. Newmark occupies more than a dozen Leadership in Energy and Environmental Design (LEED®) certified buildings and over 30 Energy Star certified properties. Our headquarters at 125 Park Ave. in New York City holds a LEED Gold certification from the U.S. Green Building Council (USGBC) for Existing Buildings: Operations & Maintenance, is WELL Health-Safety rated and has an Energy Star certification.

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

Further information on our policy can be found on our website at www.nmrk.com/esg/environmental under the heading “Environmental Policy and Energy and Sustainable Service Reference Guide.”

Energy and sustainability are growing areas of focus for our clients and client services. Since 2017, Newmark’s Energy and Sustainability Services team has led energy management initiatives for Newmark clients. The team partners with clients to help identify, develop and manage green building investments, pursue Energy Star certifications, manage their greenhouse gas emissions inventory, and establish long-term energy conservation measures to help meet their corporate decarbonization and net zero emissions goals. The team utilizes a cloud-based Energy Intelligence Platform that empowers clients with access to their utility data, offers facility utility bill payment services and manages third-party procurement contracts, which it integrates with Energy Star reporting. To support our services, we have also developed an Energy and Sustainability Services Reference Guide, available at www.nmrk.com/storage-nmrk/uploads/documents/Newmark-Energy-and-Sustainability-Services-Guide_2023.pdf, which assists clients and property teams in reducing the environmental impact of property operations, maintenance and construction associated with real estate assets. Newmark publishes further details on our policies and programs in a Corporate Responsibility Report including employee resources, learning and development programs and supplier and vendor practices.

For more information about our policies and these initiatives and services provided to clients and within our own facilities as they evolve, please refer to our website at www.nmrk.com/esg.

Business Continuity and Resiliency

We have begun implementing practices to protect the continuity of our business and operations to maintain and advance value for stockholders and other stakeholders. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of health emergencies and natural or other disasters on our operations. We maintain concurrent data centers in the United States and internationally to provide backup of our computer systems and capacity for our employees to work remotely during crises. These policies and practices enabled our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic and other global events in compliance with relevant rules and regulations in applicable jurisdictions, and in preservation of the health, safety and welfare of our workforce.

Charitable Policies and Practices

Never has our commitment to our people and others been so evident as in our corporate giving and charitable work. Honoring the events of September 11, 2001, the Company currently matches 100% of individual employee donations to The Cantor Fitzgerald Relief Fund made in September of each year, up to $5,000 per employee. Employees have the option of designating a bona-fide charity as the beneficiary of the donation and the match. In 2023, Newmark announced that it would match 100% of employee, broker and client donations up to $1 million to The Cantor Fitzgerald Relief Fund to support direct relief efforts in Israel. Additional charitable initiatives are in effect from time to time.

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

Newmark actively encourages our producers, managers and other employees to support the communities in which we live and operate through volunteerism and philanthropy. In 2024, we supported hospitals, universities, food banks and community-based organizations. Some of the charities included: American Heart Association, Big Brothers, Big Sisters, Boston Children’s Hospital, City of Hope, Fountain House, HFS Chicago Scholars, Homes Fit for Heroes, Lincoln Center, Mid-Ohio Food Bank, National Kidney Foundation, Pancreatic Cancer Foundation, Project Lyme, Stamford Hospital, Vision Forward, and the Youth Renewal Fund.

We actively encourage volunteerism from our people, and we proudly support our clients in their charitable efforts. To encourage our professionals to engage in civic and charitable efforts, we have a matching program for charities that fit within Newmark’s overall charitable mission.

As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full- and part-time regular employees are eligible to utilize one paid workday (one whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice. Participation is growing, and as office life normalizes and pandemic measures continue to recede, we will encourage broader use of this benefit and participation by employees in charitable and community service activities within all our office communities.

We also support victims of disasters, and sometimes our volunteers travel to those in need. In January 2019, a group of more than 200 volunteers drawn from The Cantor Fitzgerald Relief Fund, employee volunteers from Newmark and its affiliates and many friends from the New York community and clients from Banco Santander and Scotiabank traveled to Puerto Rico to aid in its recovery from hurricanes Irma and Maria. This operation distributed $4 million in $1,000 prepaid cards to thousands of families still suffering from the devastation. In 2025, Newmark organized a drive with The Cantor Fitzgerald Relief Fund for victims of the Los Angeles wildfires.

Additional information about our charitable efforts is available at www.nmrk.com/esg/social.

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and ESG Committees of our Board, our Insider Trading Policy, our Policy Statement on Hedging (“Hedging Policy”), our Clawback Policy and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

●	Independence of a majority of the members of the Board;

●	Only independent directors serve on each standing, Board-level committee;

●	Board-level ESG Committee;

●	Annual independence review of independent outside directors;

●	Diverse array of professional experience of the Board;

●	Annual election of each member of the Board — we do not have a classified (“staggered”) Board;

●	The ability of our Board to require the resignation of a director who fails to obtain a majority vote for election;

●	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

●	A prohibition on personal loans to directors and executive officers;

●	Requirement for directors to inform the Board of changes in their principal job responsibilities;

●	Limits on the service of directors and executive officers on other public company boards;

●	Director orientation and continuing education;

●	Annual self-assessments of the performance of our Board and its committees and individual directors;

●	Insider Trading Policy, including prohibitions against trading while in possession of material, non-public information;

●	Prohibitions against hedging;

●	Clawback Policy for Incentive-Based Compensation;

●	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust Whistleblower Policy — completely confidential and with a whistleblower hotline available 24/7;

●	Annual evaluation of the performance of both our Executive Chairman and Chief Executive Officer;

●	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

●	Periodic executive sessions of independent directors;

●	Strict ethical and other criteria for membership on the Board;

●	Detailed processes and review of all related party transactions and required approval by independent directors;

●	Access of the Board and its committees to management and to outside independent advisors;

●	Diversified mix of cash and short- and long-term equity awards designed to be highly retentive and risk-appropriate, and to align the interests of our executive officers with those of our stockholders;

●	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

●	Robust annual review and oversight of Code of Ethics responses;

●	Succession planning and management development of executive officers and potential senior managers having significant responsibility for business areas;

●	Annual stockholder say-on-pay votes;

●	Annual ratification of the appointment of our independent registered public accounting firm; and

●	Annual review of our corporate governance policies and practices.

Whistleblower Complaint and Investigation Policy

We have a policy regarding reporting of complaints about accounting, internal controls, employment and labor practices, auditing matters, or questionable financial practices. The policy is designed to provide a channel of communication for employees and others who have concerns about our conduct or any of our directors or employees. Complaints are treated seriously and handled expeditiously. Any person may submit a complaint to our independent outside law firm via a dedicated hotline and email account available 24 hours a day, 7 days a week. Complaints that are accounting or financial in nature (“Accounting Complaints”) will be handled by the Chair of our Audit Committee and by our Chief Legal Officer, Corporate Secretary or designee.

Employees submitting an Accounting Complaint need not provide their names or other personal information and reasonable efforts will be used to conduct the investigation that follows from an Accounting Complaint from an employee in a manner that protects the confidentiality and anonymity of the employee submitting the Accounting Complaint.

Employees are reminded of the Whistleblower Policy at least annually and information is provided in local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our Whistleblower Policy is publicly available on our website at www.nmrk.com/esg/governance under the heading “Whistleblower Complaint and Investigation Policy.”

Code of Business Conduct and Ethics

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in local languages and training and certifications are conducted annually for all employees. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at www.nmrk.com/esg/governance under the heading “Code of Business Conduct and Ethics.”

Compliance and Anti-Financial Crime Program Policy Statement

We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing, anti-fraud and anti-market abuse. We are committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption, including, but not limited to, the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act of 1977, as amended. Further information on this policy can be found on our website at www.nmrk.com/esg/governance under the heading “Compliance and Anti-Financial Crime Program Policy Statement.”

In addition, our Code of Ethics provides that we will not enter into a business relationship or engage in an activity if we know or have reasonable grounds to suspect that a business relationship or activity is connected with or facilitates bribery or corruption. It is the responsibility of each person covered under the Code of Ethics to comply with applicable anti-bribery and corruption laws. Persons covered under the Code of Ethics are required to report any suspicions of bribery or corruption to the Compliance Officer or, as appropriate, to the Audit Committee or the Board, or in accordance with our Whistleblower Policy. For more information on our Code of Ethics and Whistleblower Policy, see the section entitled “Code of Ethics and Whistleblower Policy.”

Global Anti-Bribery and Corruption Policy Statement

We have a specific global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines “bribery” and “corruption” and provides for management and Board oversight. Further information on this policy can be found on our website at www.nmrk.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy Statement.”

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

Cybersecurity Program Policy Statement

We are committed to combating the global threat of cyberattacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cybersecurity risks, vulnerabilities, mitigations, and threats. These processes are managed by our cybersecurity team headed by our CISO and supported by our business continuity teams. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. Further information on these processes can be found on our website at www.nmrk.com/esg/governance under the heading “Cybersecurity Program Policy Statement.” Further information on our cybersecurity risk-management strategy and the role of our Board and management in cybersecurity matters can be found in “Corporate Governance — The Board’s Role in Risk Oversight” in this Amendment, and Part I, Item 1C, Cybersecurity, of the Original 10-K.

Data Privacy Program Policy Statement

We have a global data privacy policy statement applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as the right of access to personal information, the right to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at www.nmrk.com/esg/governance under the heading “Data Privacy Program Policy Statement.”

Insider Trading Policy

We have an Insider Trading Policy applicable to transactions by, among others, our directors, officers and employees, in BGC or Newmark equity securities (“Covered Equity Securities”) and transactions in other companies’ securities, which prohibits trading while in possession of material, non-public information about BGC, Newmark or other companies. Additionally, all trades involving Covered Equity Securities must be disclosed to the Company’s compliance department before such trades are made. The Insider Trading Policy states that it is our policy to comply with all applicable securities and other laws and regulations when engaging in transactions in Covered Equity Securities or the securities of other companies.

Additionally, under the Insider Trading Policy, we have pre-clearance procedures and processes for transactions in Covered Equity Securities that all our directors, executive officers, and other designated persons. Under these procedures and processes, such persons’ transactions in Covered Equity Securities are subject to pre-clearance through our legal and compliance department. Persons subject to pre-clearance requirements are also required to receive approval in advance of entering into or modifying any trading plans designed to be compliant with Rule 10b5-1 under the Exchange Act. Further information can be found on our website at www.nmrk.com/esg/governance under the heading “Insider Trading Policy.”

Hedging Policy

We have a Hedging Policy with respect to equity securities issued by Newmark. In this regard, we prohibit our directors, officers, and employees, including leased employees, brokers and independent contractors, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of equity securities issued by Newmark held by such persons, except with the explicit approval of our Audit Committee or its designees. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than the Company are not covered under the Hedging Policy. Further information can be found on our website at www.nmrk.com/esg/governance under the heading “Policy Statement on Hedging.”

Additional ESG/Sustainability Information

To learn more about our policies and practices and our continuing efforts related to human capital management, ESG and sustainability matters, please refer to the ESG/sustainability section of our website at www.nmrk.com/esg, our most recent Corporate Responsibility Report and to our periodic reports filed under the Exchange Act, for further information. You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Insider Trading Policy, Hedging Policy, Environmental Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Amendment.

STOCKHOLDER ENGAGEMENT

Our Board of Directors and management value the opportunity to engage with our stockholders and gain insight year-round on their views on a broad range of topics, including our strategy, financial performance, executive compensation, corporate governance, human capital management, and environmental and social goals. Our Board of Directors receives reporting on feedback from investors and stockholder voting results. In addition, our management routinely engages with investors at conferences and other forums. We also speak with proxy advisors to discuss, and receive feedback on, our governance practices and executive compensation programs. Feedback from investors informs the Board’s ongoing review of governance and compensation matters.

In recent years, we have also enhanced our engagement strategy through:

●	Information available on our website including SEC alerts, more detailed financial and operational disclosures in our investor presentations and supplemental Excel tables;

●	Commercial real estate-focused market reports, white papers, and thought leadership; and

●	Investor meeting, analyst and investor days, and conferences, including over 170 of such interactions in 2023, nearly 120 of such interactions in 2024, and nearly 70 of such interactions in the first three months of 2025. This was in addition to the several hundred people who listened to one or more of our quarterly financial results conference calls.

In each of the above periods, we reached out to institutions who collectively represented the majority of Newmark shares held by active professional investors. Of those who engaged with us, our interactions with them covered topics including industry and business trends, strategic initiatives and acquisitions, changes to management and key personnel, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, ESG, corporate governance matters, board changes and composition, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

DELINQUENT SECTION 16(a) REPORTS

Under the securities laws of the United States, our directors, executive officers and any person beneficially owning more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us through the date hereof, other than as previously disclosed, the Company believes that all reports were filed on a timely basis.

CODE OF BUSINESS CONDUCT AND ETHICS AND

WHISTLEBLOWER PROCEDURES

Our Board has adopted a Code of Business Conduct and Ethics that applies to members of our Board, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at www.nmrk.com/esg/governance under the heading “Code of Business Conduct and Ethics.” If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our executive officers, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established our Whistleblower Policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Chief Legal Officer and the Corporate Secretary, and his, her or their designees and/or the Chair of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our Whistleblower Policy is publicly available on our website at www.nmrk.com/esg/governance under the heading “Whistleblower Complaint and Investigation Policy.” Information available on our website is not incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background

The following Compensation Discussion and Analysis describes the material elements of our executive compensation program for 2024, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee in January 2025, at which time 2024 year-end compensation decisions with respect to each of our executive officers in office at that time were reviewed and approved.

Our principal executive officer for 2024 was our former Executive Chairman, Mr. Howard W. Lutnick, and our principal financial officer for 2024 was our Chief Financial Officer, Michael J. Rispoli. Our other two executive officers for 2024 were Barry M. Gosin and Stephen M. Merkel.

For 2022, 2023 and 2024, the compensation determined and approved by our Compensation Committee for Newmark matters for Messrs. H. Lutnick, Gosin, Merkel and Rispoli is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.

On February 18, 2025, Mr. H. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. H. Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company and as principal executive officer, and our Board appointed Mr. Gosin as our principal executive officer and as Chairman of Newmark & Co.

On April 7, 2025, the Board appointed Mr. Alvarado as our Chief Operating Officer. See “—Alvarado Offer Letter” for more information regarding Mr. Alvarado’s compensation arrangements.

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short- and long-term business objectives and to assist it in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to shorter- and longer-term performance, with the goal of increasing stockholder value over the long term.

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

We also believe that executive compensation should reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions, dispositions and other strategic arrangements. We further believe that specific significant events led by executives, including acquisitions, dispositions and other strategic arrangements, as well as management activities that create significant value and other significant transactions, should also be given significant weight. We believe that the performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation.

In designing and implementing our executive compensation program, our Compensation Committee considers our operating and financial objectives, including our risk profile, and the effect that our executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis of financial condition and results of operations in the Original 10-K, and considers how our executive compensation program serves to achieve its operating, financial and other strategic objectives while at the same time mitigating any incentives for executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term. Although reviewed by the Compensation Committee, our policy is generally that the compensation of our executive officers should not be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our Class A common stock will, in the long term, reflect our overall performance and, ultimately, our management by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity and partnership awards as described below.

Our Compensation Committee is aware that certain of our current and former executive officers, including Messrs. H. Lutnick and Merkel, may also receive compensation from our affiliates, including Cantor and BGC, for services rendered to each of them, but the Committee generally does not specifically review the nature or amount of such compensation. Messrs. H. Lutnick’s and Merkel’s overall compensation from BGC is reviewed and approved by the compensation committee of the board of directors of BGC and not by our Compensation Committee.

None of our executive officers has received any compensation for serving on our Board of Directors or on the board of directors of BGC.

Overview of Compensation and Processes

For 2024, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of the Company and our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we may also restructure the existing partnership, equity and compensation arrangements of our executive officers. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock. We may also issue potential extraordinary grants to executive officers which may or may not be based on prior results or other performance measures, including stock price increase or other measures to be specified.

From time to time, we have also used employment agreements, change of control agreements, retention agreements, and other arrangements, including some with specified target or guaranteed bonus components, and extraordinary bonuses to attract, motivate and retain talented executives. Any such arrangements with the executive officers currently in effect are summarized under “Executive Compensation – Change of Control Agreements” and “Executive Compensation – Employment Agreements.”

Our Compensation Committee, with assistance where appropriate of special project committees and advisors, approves, and recommends to our Board of Directors that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers our Incentive Plan, our Equity Plan and our Participation Plan.

From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2024, Korn Ferry (the “Compensation Advisor”) advised the Committee. The Committee retained the Compensation Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Compensation Advisor all compensation arrangements for 2024. For 2024, the Committee and the Compensation Advisor also reviewed additional pay for performance considerations and metrics and other measures including financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP financial results, our total consolidated revenue, fee revenue, and share price change, our relative performance versus our peers in individual business lines including leasing, capital markets fees, fees from management services, servicing and other, non-U.S. revenues, our market share in government-sponsored enterprise (“GSE”) origination and mortgage brokerage and debt placement, our development of strategic customer relationships, catalyst transactions, acquisitions, and strategy and management responsibility, challenges and risk management, international expansion and other specific line items and measures in order to review performance and consider compensation awards. The Committee reviewed the Company’s total revenues as a key performance measure for 2024. The Committee and the Compensation Advisor reviewed additional performance metrics and goals for 2024, including strategic hires or retention of key employees in competitive market conditions, the market penetration of the Company’s products and businesses in new geographies or markets, and they considered various discretionary factors. The Committee reviewed this data with no particular weighting toward any specific metric or other factor. While the Committee does take into consideration peer data and percentiles, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

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

In attempting to strike an appropriate balance, our Compensation Committee seeks to provide executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan focus on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, the Incentive Plan award opportunities provide for the exercise of discretion by the Committee in light of individual and corporate performance. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Incentive Plan in equity or partnership awards, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity or partnership awards.

Our policy for allocating between currently paid short- and long-term compensation is designed to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Cash compensation is provided in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis, and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. Equity and partnership awards reward superior performance with regards to specific objectives and long-term strategic goals and assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time, we may provide additional equity or partnership awards on a periodic basis to reward superior performance, which awards may provide further long-term retention incentives.

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

We provide long-term incentives to our executive officers through the grants of limited partnership units under the Participation Plan and exchange rights or cash settlement awards in connection with such partnership units and restricted stock and other equity grants under the Equity Plan. In addition, executive officers may receive a portion of their Incentive Plan bonuses in equity or partnership awards, rather than cash, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award is granted or such other date that awards to executive officers are made. Grants under our Equity Plan and our Participation Plan generally have vesting provisions that are time-based, rather than performance-based, although both plans are flexible enough to provide for performance-based vesting provisions.

For compensation for fiscal year 2024 and historically in prior years, at or around the year-end or first quarter Compensation Committee meetings, Mr. H. Lutnick, in his now-former role as Executive Chairman, made compensation recommendations to the Committee with respect to the other executive officers. Such executive officers were not present at the time of these deliberations. The Committee has historically deliberated on compensation decisions with respect to all executive officers other than Mr. H. Lutnick in the presence of Mr. H. Lutnick, and separately in executive sessions with the Compensation Advisor as to all executive officers, including Mr. H. Lutnick, outside of the presence of Mr. H. Lutnick. With respect to the determination of compensation for executive officers, including historically for Mr. H. Lutnick, the Committee reviewed information from Mr. H. Lutnick as it deemed necessary or appropriate, and the input from the Compensation Advisor, but ultimately the Committee made the sole determination of the compensation of all of our executive officers, including that of Mr. H. Lutnick during the periods where he served as an executive officer.

Going forward, we expect that Mr. Gosin will make compensation recommendations with respect to the executive officers for the Compensation Committee’s consideration, and the Compensation Committee will continue to maintain the process of deliberation and will continue to make the sole determination of the compensation of our executive officers.

During the first half of each fiscal year, the practice of our Compensation Committee is to establish annual incentive performance goals and guidelines for all executive officers under the Incentive Plan, with the Committee retaining discretion to determine any bonuses earned at or after the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan. In all cases, such performance goals relate to the performance of the Company and of our executive officers at the Company and in the provision of services to our operating partnership and subsidiaries.

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

Our policy in recent years has generally been to award year-end grants to executive officer recipients by the end of the calendar year or in or shortly after the first quarter thereafter, with grants to non-executive employees occurring closer to the end of the first quarter of the following year. Grants, if any, to newly hired employees are generally effective on the first day of the quarter following the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

The exercise price of all exercisable equity-based compensation is set at the closing price of our Class A common stock on the Nasdaq Global Select Market on the date of grant. With respect to limited partnership units and other equity or partnership awards, grants may be made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant other factors such as the number of outstanding units intended to receive exchange rights or distribution-earning rights.

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

Our Participation Plan provides for the grant or sale of Newmark Holdings limited partnership units. The total number of Newmark Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in Newmark Holdings (other than NPSUs (as described below)) are entitled to participate in preferred or quarterly partnership distributions from Newmark Holdings and (other than Preferred Units (as defined below) and NPSUs) are eligible to be made exchangeable for shares of our Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan and our Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Committee has also granted joint authority to Messrs. Gosin and Rispoli, our Chief Executive Officer and Chief Financial Officer, to grant awards to non-executive officer employees of the Company under the Equity Plan and Participation Plan and to establish sub-plans for such persons. In addition, our executive officers and other employees may also be offered the opportunity to purchase limited partnership units.

Discretionary and Retentive Partnership Opportunities

To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units issued under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants may include NPSUs, PSUs, and PPSUs, each as described below. The Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right to partnership distributions, exchangeability into shares of Class A common stock of Newmark, and various liquidity opportunities, create a best-in-class form of incentive award for our executives. Until such units are made exchangeable into shares of Class A common stock or exchanged for cash or, in some cases, made exchangeable into, another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions.

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

From time to time, our Compensation Committee may choose to replace an NPSU with a non-exchangeable PSU or HDU. NPSUs are subject to adjustment at the time of conversion into PSUs based on the then-applicable exchange ratio (as described herein). A non-exchangeable PSU may also be replaced with a non-exchangeable HDU. A non-exchangeable PSU that has been granted the right to convert into a non-exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs participate in quarterly partnership distributions, but otherwise generally have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU right is granted. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.

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

Tax and Accounting Treatment

Section 162(m) of the U.S. Internal Revenue Code of 1986 (the “Code”) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We do not currently expect that decisions relating to compensation will be significantly impacted by the limitations of Section 162(m) on a going-forward basis.

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

Compensation Recovery/Clawback Policy and Forfeiture and Recoupment

Clawback Policy

The Company adopted the Clawback Policy for its executive officers effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to Incentive-Based Compensation. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy applies to Incentive-Based Compensation and not to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

Forfeiture and Recoupment

The partnership units issued to our executive officers, certain of which, such as PSUs or NPSUs, may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the Newmark Holdings limited partnership agreement, are retentive and provide broad discretion and significant clawback power to the Compensation Committee.

Further, our policy is to provide much of our compensation through highly retentive partnership units or other equity with strong vesting mechanisms. Accordingly, we do not require additional share ownership or hold-through-retirement thresholds. However, our executive officers currently hold much of their personal net worth in a combination of deferred compensation, including non-exchangeable and exchangeable limited partnership units and RSUs. Messrs. Gosin, Merkel, Rispoli and Alvarado hold limited partnership units in Newmark Holdings. Messrs. Rispoli and Alvarado also hold RSUs in Newmark. Messrs. H. Lutnick and Merkel also hold partnership interests in Cantor, which, through its and CFGM’s ownership of shares of our Class B common stock, controls approximately 56.8% of the total voting power of the outstanding Newmark common stock as of April 1, 2025.

2024 Compensation Actions Taken by the Compensation Committee

The compensation approved by our Compensation Committee and paid to our executive officers for 2024 is described in full in our Summary Compensation Table herein and the footnotes thereto. Below are descriptions of the various considerations and actions taken by our Compensation Committee for the determination of year-end compensation for our executive officers.

Consideration of Peer Data for 2024 and Other Factors

As part of its compensation process, in addition to qualitative and strategic factors, the Compensation Committee considered various peer, financial and market metrics by reviewing the latest public financial information available at the time compared with the disclosed growth rates for these same metrics at our full-service listed peers. These peers were CBRE Group, Inc., Colliers International Group Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield plc, and Savills plc for available data. The metrics included total consolidated revenue, fee revenue, share price change, and other financial measures including changes in GAAP and non-GAAP earnings metrics. The Committee also reviewed our relative performance versus these peers in individual business lines including leasing, capital markets fees, fees from management services, servicing and other, and non-U.S. revenues, as well as our market share in GSE origination and mortgage brokerage and debt placement. The Committee noted that Newmark outpaced the average for industry peers in terms of our growth in fees from management services, servicing, and other, capital markets fees, non-U.S. revenue, fee revenue, and total revenues, while the Company volumes in GSE origination, mortgage brokerage and debt placement outperformed relevant industry volumes over the time periods presented.

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

We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CBRE Group, Inc., Colliers International Group, Inc., Compass, Inc., Cushman & Wakefield plc, FirstService Corporation, Jones Lang LaSalle Incorporated, Marcus & Millichap Inc., Opendoor Technologies Inc., RE/MAX Holdings, Inc., Savills plc, and Zillow Group, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we generally do not expect to engage in benchmarking.

For each of the executive officers, for 2024, the Company allocated and paid an appropriate portion of their cash and equity-based compensation in respect of their approximate time spent on Newmark matters and specifically allocated such compensation to Newmark, as appropriate and applicable. In addition, Messrs. H. Lutnick and Merkel received certain equity-based compensation directly from BGC.

In 2024, Messrs. H. Lutnick and Merkel spent approximately 33% and 30% of their working time, respectively, on our matters. Mr. Merkel expects to spend approximately 30% of his working time on our matters in 2025. Our other current executive officers expect to spend 100% of their time working on our matters in 2025. These percentages may vary during 2025 depending on business developments at BGC, Newmark, Cantor or any of our or Cantor’s affiliates.

Base Salaries for 2024

Annual base salary rates for 2024 were established in March 2024 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base salary rate for 2024 was continued at $1,000,000 for Mr. H. Lutnick and for Mr. Gosin in accordance with the terms of his employment agreement. The base salary rate for Mr. Rispoli for 2024 was continued at $850,000, and the base salary rate for Mr. Merkel for 2024 was continued at $500,000.

Base Salaries for 2025

Annual base salary rates for 2025 were established in January 2025 by our Compensation Committee with respect to each of our executive officers in office at that time, based on their continuing qualifications, experience and responsibilities. The base salary rate for 2025 was continued at $1,000,000 for each of Messrs. H. Lutnick and Gosin. The base salary rate for Mr. Rispoli for 2025 was continued at $850,000, and the base salary rate for Mr. Merkel for 2025 was continued at $500,000. The base salary rate for Mr. Alvarado for 2025 was established in April 2025 by our Compensation Committee and was $1,000,000.

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

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures and may be expressed on an absolute and/or relative basis and on a GAAP or non-GAAP basis:

●	pre-tax or after-tax net income;

●	pre-tax or after-tax operating income;

●	total or gross revenues or similar items;

●	profit, earnings or other margins;

●	stock price, dividends and/or total stockholder return;

●	EBITDA measures;

●	cash flow(s);

●	market share;

●	pre-tax or after-tax earnings per share;

●	pre-tax or after-tax operating earnings per share;

●	expenses;

●	return on investment or equity;

●	environmental, social, governance or similar criteria; or

●	strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, or geographic business expansion goals, cost targets, goals relating to acquisitions, strategic hires, dispositions or divestitures, or any combination thereof.

The actual Incentive Plan bonus paid to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of discretion by the Compensation Committee based on such other factors as the Compensation Committee determines, and may be paid in cash or in equity or partnership awards. These awards also serve as incentives for future performance and retention.

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

Incentive Plan Bonus Goals for 2024

In the first quarter of 2024, our Compensation Committee determined that Messrs. H. Lutnick, Gosin, Rispoli and Merkel, our executive officers for 2024, would be participating executives for 2024 in our Incentive Plan.

For 2024, the Compensation Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million) provided that (i) the Company achieved operating profits or Adjusted Earnings annually for 2024, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2023, (ii) the Company achieved improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2024 as compared to 2023 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2024, in each case calculated on substantially the same basis as in the Company’s 2023 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increased its market penetration for any product or business into any new market or geography in 2024 as compared to 2023, (iv) the Company achieved the successful execution in 2024 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (v) the Company achieved in 2024 the strategic hire or retention of key personnel in competitive market conditions, or (vi) the Company achieved in 2024 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “Performance Goals”).

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

Incentive Plan Bonuses Awarded for 2024

On January 13, 2025, having determined that the Performance Goals established in the first quarter of 2024 had been met for 2024, our Compensation Committee made awards to the participating executive officers for 2024 under our Incentive Plan. The awards were granted using a stock price of $11.93 on January 13, 2025, as adjusted by the 0.9257 exchange ratio in effect as of such date, resulting in a per Holdings Unit price of $11.04, and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to the participating executives, the Committee awarded significant portions of the 2024 Incentive Plan compensation to Mr. H. Lutnick in the form of shares of our Class A common stock and to Mr. Merkel in the form of long-term partnership units. These units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings and may rise and fall with the Company’s results and market conditions in a given period. The partnership unit awards, however, are issued as non-exchangeable, and the non-Preferred Unit awards may be made exchangeable into the Company’s Class A common stock at a future time, at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price. All of such 2024 partnership awards are forfeitable in the event that any such executive were to leave the Company and compete or otherwise violate applicable partnership obligations.

In making its bonus determinations for 2024, our Compensation Committee considered various qualitative and quantitative compensation factors, including the Performance Goals, the retentive effect of the payment of appropriate compensation for each executive officer, and the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data. The impact of any of these measures during 2024 or beyond may materially impact the value of current and previous partnership and equity awards, thus aligning the interests of the executive officers with those of our stockholders. The Compensation Committee also considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Compensation Advisor. The Compensation Committee also reviewed data provided by the Compensation Advisor relating to compensation and monetization of other executives departing public companies for public service. By choosing to pay a portion of Mr. Merkel’s Incentive Plan awards in partnership units, the Compensation Committee expects to incentivize him with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses in a similar manner to how Messrs. Gosin and Rispoli are incentivized by the partnership unit and RSU awards, respectively, that they have received under their respective employment agreements. The specific Incentive Plan awards to our executive officers were as follows:

●	Mr. Howard W. Lutnick’s aggregate bonus of $9,000,000 for 2024 was paid $4,000,000 in current cash compensation and $5,000,000 in the form of 419,112 shares of the Company’s Class A common stock, based upon the closing price on January 13, 2025 of $11.93, less applicable taxes and withholdings, which resulted in the delivery of 186,732 shares of the Company’s Class A common stock. The aggregate value of the bonus for Mr. H. Lutnick remained the same as his bonus with respect to calendar year 2023. In exercising its discretion regarding the amount and form of this award, the Committee focused on Mr. H. Lutnick’s leadership efforts and strategic guidance in 2024 as well as Mr. H. Lutnick’s historical leadership of the Company and strategic vision for its development. In addition to this award, the Committee granted Mr. H. Lutnick 1,148,970 exchange rights with respect to 1,148,970 previously awarded PSUs that were previously non-exchangeable. See “Transactions with Executive Officers and Directors - Vesting, Replacement and Exchange Right Grants in 2025” below.

●	Mr. Rispoli’s bonus of $600,000 for 2024 was paid in current cash compensation. The bonus for Mr. Rispoli is $100,000 higher than what Mr. Rispoli was awarded with respect to calendar year 2023. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Rispoli’s leadership and efforts in 2024 as well as his contribution to the Company’s ongoing financial strategy, treasury and other financial matters, and the Company’s improved performance in 2024. In addition to his Incentive Plan award, Mr. Rispoli received a portion of his previously awarded RSU award which vested as provided for in his employment agreement. See “Executive Compensation — Employment Agreements — Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

●	Mr. Merkel’s aggregate bonus of $1,150,000 for 2024 was paid $737,500 in current cash compensation and $412,500 in a long-term partnership award represented by 18,682 non-exchangeable PSUs and 18,682 non-exchangeable PPSUs with a determination price of $11.04 per unit. The aggregate value of the bonus for Mr. Merkel was $150,000 higher than his bonus with respect to calendar year 2023. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Merkel’s guidance on regulatory and other matters, advice for developing businesses and overall leadership on business, legal and regulatory matters during the year, as well as his additional expected management responsibilities before and after Mr. H. Lutnick’s departure.

Incentive Plan Bonus Goals for 2025

In April 2025, the Compensation Committee determined that Messrs. Gosin, Merkel, Rispoli and Alvarado, our current executive officers, would be participating executives for 2025 in the Incentive Plan. For 2025, the Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus in accordance with the terms of the Incentive Plan; provided that (i) the Company achieves operating profits or Adjusted Earnings annually for 2025, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2024, (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2025 as compared to 2024 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2025, in each case calculated on substantially the same basis as in the Company’s 2024 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increases its market penetration for any product or business into any new market or geography in 2025 as compared to 2024, (iv) the Company increases its revenue for any product or business so as to achieve greater diversification of its existing businesses in 2025 as compared to 2024, (v) the Company achieves the successful execution in 2025 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (vi) the Company achieves in 2025 the strategic hire, retention or development of key personnel in competitive market conditions, or (vii) the Company achieves in 2025 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “2025 Performance Goals”).

The 2025 Performance Goals, in each case, are expected to be reviewed by the Compensation Committee with no particular weighting toward any specific Performance Goal or other factor and are subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2025 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such bonus may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. To the extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate as noted above, the cost of compensation awarded under any of the Newmark Compensation Plans shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to determine the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the 2025 Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the participating executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

Employment Agreement Awards

2024 Employment Agreement Awards

Mr. Gosin received a $1,500,000 cash bonus award for 2024 pursuant to the terms of his employment agreement. Additionally, in connection with the execution of the 2024 Gosin Employment Agreement (as defined below), the Compensation Committee approved the grant to Mr. Gosin of (i) a one-time cash payment of $5,000,000, and (ii) an award of 1,694,915 NPSUs issued at $11.80, which was the closing price of our Class A common stock on August 7, 2024. Additionally, 1,145,476 of Mr. Gosin’s NPSUs previously awarded under the Gosin Employment Agreement (as defined below), as adjusted by the exchange ratio, were converted into 1,238,620 non-exchangeable PSUs in August 2024, rather than on their previously scheduled conversion date of December 31, 2024.

Messrs. Gosin’s and Rispoli’s respective employment agreements provided for awards issued at the signing of the employment agreements but attributed by the Compensation Committee to compensation for fiscal years through 2026, but also allow the Compensation Committee to grant additional discretionary annual bonuses, including under the Incentive Plan. See “Executive Compensation — Employment Agreements” below for more information on each respective employment agreement.

2023 Employment Agreement Awards

Mr. Gosin received a $1,500,000 cash bonus award for 2023 pursuant to the terms of, as well as a discretionary $5,000,000 annual cash bonus as provided by, his employment agreement.

Pursuant to the Gosin Employment Agreement, Mr. Gosin’s 2023 bonus of $1,500,000 was paid in cash compensation. Also pursuant to the Gosin Employment Agreement, Mr. Gosin received 4,581,902 non-exchangeable NPSUs on February 10, 2023, issued at $8.73 per unit (which was the closing price of Newmark’s Class A common stock on February 10, 2023), of which 1,145,475 non-exchangeable NPSUs, or $10,000,000 at $8.73 per unit, was attributed by the Compensation Committee to compensation for each of fiscal years 2022, 2023, 2024 and 2025. See “Executive Compensation — Employment Agreements — Gosin Employment Agreement” below for more information on the schedule and criteria for these non-exchangeable NPSUs to convert into non-exchangeable PSUs, and to receive exchange rights.

2022 Employment Agreement Awards

Pursuant to the Rispoli Employment Agreement (as defined below), Mr. Rispoli received an aggregate of 750,000 RSUs, which will vest over a seven-year schedule. Of these RSUs, the Compensation Committee attributed 100,000 RSUs to the signing of the Rispoli Employment Agreement, and 150,000 RSUs to compensation for each of fiscal years 2022, 2023, 2024, and 2025, and 50,000 RSUs to compensation for fiscal year 2026. See “Executive Compensation — Employment Agreements — Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

Transactions with Executive Officers and Directors

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units or the acceleration of the vesting of RSUs or other awards or other repurchase or monetization transactions in order to provide liquidity to the executives, taking into consideration the retentive impact of the remaining awards held by the executives. See below under “Standing Policy for Mr. Howard W. Lutnick” for actions relating to Mr. H. Lutnick’s partnership units in connection with the Standing Policy (as defined below).

Vesting, Replacement and Exchange Right Grants in 2025

On February 5, 2025, the Compensation Committee granted Mr. H. Lutnick 1,148,970 exchange rights with respect to 1,148,970 previously awarded PSUs that were previously non-exchangeable. Also on February 5, 2025, in connection with and immediately following the grant of the 1,148,970 exchange rights, Mr. H. Lutnick exercised exchange rights with respect to 2,859,437 PSUs, at the then-current exchange ratio of 0.9279 shares of Class A common stock per Newmark Holdings unit, for 2,653,272 shares of Class A common stock, delivered less 1,343,905 shares withheld by Newmark for taxes at $14.14 per share, in the amount of 1,309,367 net shares.

Vesting, Replacement and Exchange Right Grants in 2024

On January 2, 2024, Mr. Merkel sold 35,006 shares of Class A common stock to the Company. The sale price per share of $10.85 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.

On March 15, 2024, 14,290 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under the Rispoli Employment Agreement. On October 1, 2024, Mr. Rispoli received exchangeability on 4,378 PSUs and 4,378 PPSUs, in accordance with the previously approved monetization schedule in connection with the signing of the Rispoli Employment Agreement, and 14,285 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under the Rispoli Employment Agreement. For more detail regarding the monetization schedule for Mr. Rispoli’s PSUs and PPSUs entered into in connection with the signing of the Rispoli Employment Agreement, see “Executive Compensation — Employment Agreements — Rispoli Employment Agreement.”

On August 13, 2024, 1,145,476 of Mr. Gosin’s NPSUs were converted into 1,238,620 PSUs as adjusted by the then applicable exchange ratio of 0.9248 pursuant to the 2024 Gosin Employment Agreement. On December 31, 2024, Mr. Gosin received exchange rights on 1/7th of the (i) 1,237,644 PSUs converted on April 1, 2023, and (ii) 1,240,901 PSUs converted on December 31, 2023, resulting in an aggregate of 354,076 exchangeable PSUs. For more detail regarding the monetization schedule for Mr. Gosin’s Holdings Units in connection with the 2024 Gosin Employment Agreement, see “Executive Compensation — Employment Agreements — Gosin Employment Agreement.”

On September 23, 2024, the Company purchased 795,376 of Mr. Gosin’s previously awarded limited partnership interests at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current Exchange Ratio of 0.9248).

Vesting, Replacement and Exchange Right Grants in 2023

On March 30, 2023, (a) 203,186 of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 189,024 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9303, and (b) $3,125,001 associated with Mr. Gosin’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

In connection with the 2018 year-end compensation cycle, the Compensation Committee approved the issuance of 500,000 Newmark Holdings NPSUs and 500,000 Newmark Holdings NPPSUs with a determination price of $10.05 per unit to Mr. H. Lutnick, effective April 1, 2019. The terms of those awards provided that on or about each April 1 of 2020, 2021, 2022, and 2023, Newmark Holdings would grant an aggregate award of 125,000 non-exchangeable Newmark Holdings PSUs and 125,000 non-exchangeable PPSUs in replacement of 125,000 Newmark Holdings NPSUs and 125,000 Newmark Holdings NPPSUs. Pursuant to this grant, on April 1, 2023, the Company granted Mr. H. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of the remaining 125,000 NPSUs.

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

Replacement and Exchange Right Grants in 2022

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

2021 Lutnick Award

On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. H. Lutnick (the “Lutnick Award”), which was evidenced by the execution and delivery of a Retention Bonus Agreement, dated December 28, 2021 (the “Retention Bonus Agreement”), in consideration of his success in managing certain aspects of the Company’s performance as its principal executive officer and Chairman. The bonus award rewarded Mr. H. Lutnick for his efforts in delivering superior financial results for the Company and its stockholders, including in particular his success in creating substantial value for the Company and its stockholders in connection with creating, structuring, hedging and monetizing the forward share contract to receive over time shares of common stock of Nasdaq held by the Company and the strong balance sheet and significant amount of income created from this. A principal reason for structuring the bonus award with a substantial portion to be paid out over three years was also to further incentivize Mr. H. Lutnick to continue to serve as both the Company’s principal executive officer and its Executive Chairman for the benefit of the Company’s stockholders.

The Retention Bonus Agreement provided for an aggregate cash payment of $50 million, which was paid as follows: $20 million within three days of the date of the Retention Bonus Agreement and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. As of December 31, 2024, all payments under the Retention Bonus Agreement and related to the Lutnick Award have been fully satisfied.

Standing Policy for Mr. Howard W. Lutnick

In March 2018, our Compensation Committee and Audit Committee approved a standing policy (the “Standing Policy”) that gave Mr. H. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to (i) participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units; (ii) accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted stock; or (iii) participate in transactions that monetize and/or provide liquidity of equity or partnership awards granted to other executive officers, including the right to exchange non-distribution earning units such as NPSUs into distribution-earning units such as PSUs, or convert Preferred Units such as PPSUs into regular, non-Preferred Units, such as PSUs, based upon the highest percentage of distribution earning awards and in the same proportion of regular to Preferred Units held by another executive.

The policy provided generally that Mr. H. Lutnick would be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity or partnership awards, which include, but are not limited to, opportunities (i) to have non-exchangeable units redeemed or replaced by other non-exchangeable units; (ii) to have non-exchangeable units received upon such replacement redeemed by Newmark Holdings for cash, or, with the concurrence of Cantor, granted exchange rights for shares of Newmark’s Class A common stock; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted shares of Class A common stock; and (iv) to replace non-distributing units with distributing units and replace Preferred Units with non-Preferred Units. The policy may also include exchange of units into HDUs or other units with a capital account and the cancellation or redemption of non-exchangeable units and the issuance of new shares or units.

Under the policy, Mr. H. Lutnick had the right to accept or waive in advance some or all of the foregoing opportunities that we may offer to any other executive officer. In each case, Mr. H. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity would be cumulative (and, accordingly, Mr. H. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any executive officer) and be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy could result in grants to him of exchange rights/cash settlement awards, grants of HDUs or other units with a capital account, the cancellation or redemption of non-exchangeable units and the issuance of new shares or units, or the acceleration of the lapse of restrictions on transferability of shares of restricted stock owned by him.

In connection with Mr. Rispoli’s grant of exchangeability on certain units on September 30, 2022, Mr. H. Lutnick received monetization rights under the Standing Policy. The number of Mr. H. Lutnick’s remaining Newmark Holdings units for which he waived monetization under the Standing Policy, with such future opportunities to be cumulative, included 1,106,095 non-exchangeable Newmark Holdings PSUs and 43,995 non-exchangeable Newmark Holdings PPSUs with a determination amount of $676,642.

On March 30, 2023, Mr. H. Lutnick received monetization rights under the Standing Policy in connection with the Compensation Committee’s approval of certain monetization rights for Mr. Gosin. The cumulative number of Mr. H. Lutnick’s units for which he waived exchangeability, with such future opportunities to be cumulative, was 1,113,291 non-exchangeable Newmark Holdings PSUs and 162,549 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $2,500,000.

In connection with Mr. Rispoli’s grant of exchangeability on certain units on October 13, 2023, Mr. H. Lutnick received monetization rights under the Standing Policy. The cumulative number of Mr. H. Lutnick’s units for which he waived exchangeability, with such future opportunities to be cumulative, was 1,206,760 non-exchangeable Newmark Holdings PSUs and 162,549 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $2,500,000.

On January 2, 2024, pursuant to the Standing Policy, and in connection with grants of exchangeability made to Mr. Gosin pursuant to the terms of the Gosin Employment Agreement, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. H. Lutnick, and he (i) elected to accept 617,262 exchange rights with respect to 617,262 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right of 81,275 previously awarded non-exchangeable PPSUs for a future cash payment of $1,250,000. Mr. H. Lutnick waived all remaining rights, which were cumulative. The aggregate number of Mr. H. Lutnick’s units for which he waived exchange rights or other monetization rights was 617,262 non-exchangeable Newmark Holdings PSUs/NPSUs and 81,275 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $1,250,000 at that time.

On October 23, 2024, pursuant to the Standing Policy, and in connection with the grant of exchangeability made to Mr. Rispoli pursuant to the terms of Mr. Rispoli’s employment agreement, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. H. Lutnick, and he (i) elected to accept 712,347 exchange rights with respect to 712,347 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right regarding, 81,275 previously awarded non-exchangeable PPSUs for a future cash payment of $1,250,000.

On January 2, 2025, pursuant to the Standing Policy, and in connection with a grant of exchangeability made to Holdings Units held by Mr. Gosin pursuant to the terms of the Gosin Employment Agreement, the Company granted exchange rights and monetization rights to Mr. H. Lutnick, and he elected to accept 101,133 exchange rights with respect to 101,133 previously awarded units PSUs that were previously non-exchangeable.

As of February 18, 2025, the date that Mr. H. Lutnick stepped down from his positions with the Company, and as of the date of this Amendment, Mr. H. Lutnick no longer had units for which he had previously waived monetization rights and for which he could have future monetization rights pursuant to the Standing Policy.

Partnership Enhancement Programs

We have from time to time undertaken partnership redemption and compensation restructuring programs to enhance our employment arrangements by leveraging our unique partnership structure. Under these programs, participating partners generally may agree to extend the length of their employment or service agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. As part of these programs, we may also redeem limited partnership interests for cash and/or other units and grant exchangeability to certain units.

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

Mr. Gosin receives the use of a car and driver in connection with his duties as an executive officer. In 2024, such personal benefits had an aggregate incremental cost of approximately $159,664.

We offer medical, dental, life insurance and short- and long-term disability insurance and the opportunity to participate in our 401(k) Plan to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our employees.

Retirement Benefits

Our executive officers are generally eligible to participate in our 401(k) Plan. Pursuant to our 401(k) Plan, all U.S. eligible employees, including our executive officers, are provided with a means of saving for their retirement. While we have a 401(k) match for some of our employees, we currently do not match any of our executive officers’ contributions to our 401(k) Plan.

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

Dated: April 29, 2025	THE COMPENSATION COMMITTEE

Virginia S. Bauer, Chair
Jay Itzkowitz
Kenneth A. McIntyre

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)(1)	(e) Equity Awards ($)(2)(3)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(4)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Howard W. Lutnick,	2024	1,000,000	10,000,000	—	—	9,000,000	—	—		20,000,000
Executive Chairman	2023	1,000,000	10,000,000	—	—	9,000,000	—	—		20,000,000
	2022	1,000,000	10,000,000	—	—	9,000,000	—	—		20,000,000
Barry M. Gosin,	2024	1,000,000	6,500,000	20,000,000	—	—	—	159,664	(5)	27,659,664
Chief Executive Officer	2023	1,000,000	6,500,000	40,000,000	—	—	—	238,735	(5)	47,738,735
	2022	1,000,000	1,500,000	—	—	—	—	114,072	(6)	2,614,072
Michael J. Rispoli,	2024	850,000	—	—	—	600,000	—	—		1,450,000
Chief Financial Officer	2023	850,000	—	—	—	500,000	—	—		1,350,000
	2022	850,000	—	5,650,000	—	500,000	—	—		7,000,000
Stephen M. Merkel,	2024	500,000	—	—	—	1,150,000	—	—		1,650,000
Chief Legal Officer	2023	500,000	—	—	—	1,000,000	—	—		1,500,000
	2022	500,000	—	—	—	1,000,000	—	—		1,500,000

(1)	Column (d) includes $10,000,000 paid to Mr. H. Lutnick in each of 2024, 2023 and 2022 in connection with the 2021 Lutnick Award described above under the heading “2021 Lutnick Award.”

For Mr. Gosin, the $6,500,000 in column (d) for 2024 represents the $5,000,000 cash retention bonus paid to Mr. Gosin in 2024 in connection with the terms of the 2024 Gosin Employment Agreement and the $1,500,000 cash bonus Mr. Gosin received with respect to 2023 pursuant to the terms of the Gosin Employment Agreement; the $6,500,000 in column (d) for 2023 represents the $5,000,000 discretionary cash bonus paid to Mr. Gosin in 2023 and approved by the Compensation Committee on December 12, 2023 and the $1,500,000 cash bonus Mr. Gosin received with respect to 2023 pursuant to the terms of the Gosin Employment Agreement; and the $1,500,000 in column (d) for 2022 represents the cash bonus Mr. Gosin received with respect to 2022 pursuant to the terms of the Gosin Employment Agreement.

(2)	Column (e) does not include units, or the monetization thereof, that have previously appeared in the Summary Compensation Table as compensation in prior years and were reflected in column (g) of the table for each of those prior years at their full notional dollar values.

See “Compensation Discussion and Analysis — Transactions with Executive Officers and Directors” and “Compensation Discussion and Analysis — Standing Policy for Mr. Howard W. Lutnick” for a discussion of the monetization events in 2024, 2023 and 2022 relating to these previously reported units.

(3)	The 2024 amount of $20,000,000 under column (e) for Mr. Gosin represents the fair value at the time of grant of 1,694,915 non-exchangeable Newmark Holdings NPSUs granted in 2024 to Mr. Gosin at $11.80 per unit (which was the price of our Class A common stock on August 7, 2024), which had a schedule for the grant of exchange rights pursuant to the terms of the 2024 Gosin Employment Agreement. The grant date fair values of these awards are presented in their totality in calendar year 2024 in accordance with SEC rules but were attributed by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2026 and 2025 ($15,000,000 attributed to calendar year 2026 and $5,000,000 attributed to calendar year 2025). Including only the amounts of these awards attributed by the Compensation Committee to 2024, and including the amounts attributed to 2024 relating to Mr. Gosin’s $40,000,000 award granted in 2023 as described below, Mr. Gosin’s total compensation attributed to 2024 was $17,659,664.

The 2023 amount of $40,000,000 under column (e) for Mr. Gosin represents the fair value at the time of grant of 4,581,902 non-exchangeable Newmark Holdings NPSUs granted in 2023 to Mr. Gosin at $8.73 per unit (which was the price of our Class A common stock on February 10, 2023), which had a schedule for the grant of exchange rights pursuant to the terms of the Gosin Employment Agreement. The grant date fair values of these awards are presented in their totality in calendar year 2023 in accordance with SEC rules but were attributed ratably (in $10,000,000 increments for each year) by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2025, 2024, 2023 and 2022. Including only the amounts of these awards attributed by the Compensation Committee to 2023, Mr. Gosin’s total compensation attributed to 2023 was $17,738,735.

The 2022 amount under column (e) for Mr. Gosin excludes $10,000,000 awarded to Mr. Gosin pursuant to the Gosin Employment Agreement that the Compensation Committee attributed to compensation year 2022 when determining his compensation, as described above. The grant date fair values of these awards are presented in their totality in calendar year 2023 in accordance with SEC rules but were attributed ratably (in $10,000,000 increments for each year) by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2025, 2024, 2023 and 2022. Including the amounts of these awards attributed by the Compensation Committee to 2022, Mr. Gosin’s total compensation attributed to 2022 was $12,614,072.

See “— Employment Agreements — Gosin Employment Agreement” below for more information, including regarding the criteria and schedule for the grant of exchange rights to the units described above.

The 2022 amount of $5,650,000 under column (e) for Mr. Rispoli represents the fair value at the time of grant of the 750,000 Newmark RSUs granted to Mr. Rispoli in connection with the execution of the Rispoli Employment Agreement on September 29, 2022. The award consisted of: (i) 100,000 Newmark RSUs granted as consideration for entering into the Rispoli Employment Agreement, (ii) 400,000 Newmark RSUs presented in their totality in calendar year 2022 in accordance with SEC rules but attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2025, 2024, 2023, and 2022 (100,000 RSUs attributed to each year), and (iii) 250,000 RSUs presented in their totality in calendar year 2022 in accordance with SEC rules but attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2026, 2025, 2024, 2023, and 2022 (50,000 RSUs attributed to each year). Including only the amounts of these awards attributed by the Compensation Committee to 2024, 2023, and 2022, Mr. Rispoli’s total compensation attributed to each of these years was $2,950,000, $2,850,000, and $2,850,000, respectively. See “— Employment Agreements — Rispoli Employment Agreement” below for more information, including the schedule for the vesting of these RSUs. Information regarding the assumptions used in computing the fair value of the RSUs is included in “Note 27. Compensation” to the consolidated financial statements included in Part II, Item 8 of the Original 10-K.

(4)	The awards represented in column (g) for 2024 reflect the bonus awards to our named executive officers (“NEOs”) under our Incentive Plan, and were approved on January 13, 2025. For 2024, Mr. H. Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 419,112 shares of our Class A common stock, based upon the closing price of $11.93 of our Class A common stock on January 13, 2025; Mr. Rispoli’s bonus was paid $600,000 in cash; and Mr. Merkel’s bonus was paid $737,500 in cash and $412,500 in the form of 18,682 non-exchangeable PSUs and 18,682 non-exchangeable PPSUs. The approval and issuance of Mr. Merkel’s PSU and PPSU awards were effective April 1, 2025 and reflect a price of $11.04 per unit (the closing price of our Class A common stock of $11.93 as of January 13, 2025 as adjusted by the then applicable exchange ratio of 0.9257).

For 2023, Mr. H. Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 500,000 non-exchangeable Newmark Holdings PSUs at $10.00 per unit; Mr. Rispoli’s bonus was paid $500,000 in cash; and Mr. Merkel’s bonus was paid $500,000 in cash and $500,000 in the form of 25,000 non-exchangeable Newmark Holdings PSUs and 25,000 non-exchangeable Newmark Holdings PPSUs at $10.00 per unit.

For 2022, Mr. H. Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 772,798 non-exchangeable Newmark Holdings PSUs at $6.47 per unit; Mr. Rispoli’s bonus was paid $500,000 in cash; and Mr. Merkel’s bonus was paid $500,000 in cash and $500,000 in the form of 38,640 non-exchangeable Newmark Holdings PSUs and 38,640 non-exchangeable Newmark Holdings PPSUs at $6.47 per unit.

(5)	Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately $113,426 in 2022, $238,735 in 2023 and $159,664 in 2024.

(6)	For 2022, Mr. Gosin received commissions in the amount of $646 payable in connection with brokerage transactions. This amount was paid in $65 in cash and $581 in the form of 1,519 non-exchangeable Newmark Holdings NPSUs.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2024:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or	All Other Grant Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)	Units(2) (#)	Options (#)	Awards ($/Sh)	Awards ($)
Howard W. Lutnick		—	—	25,000,000	—	—	—	—	—	—	—
Barry M. Gosin		—	—	25,000,000	—	—	—	—	—	—	—
	10/1/2024	—	—	—	—	—	—	1,694,915	—	—	20,000,000
Michael J. Rispoli		—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel		—	—	25,000,000	—	—	—	—	—	—	—

(1)	The amounts in column (e) reflect the maximum possible individual payment under the Incentive Plan. During 2024, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan at the time the Performance Goals were established, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2024 are set forth in column (g) of the Summary Compensation Table.

(2)	On August 7, 2024, Mr. Gosin entered into the 2024 Gosin Employment Agreement, pursuant to which he received an aggregate of 1,694,915 non-exchangeable NPSUs which will receive exchange rights as scheduled in his employment agreement, and which had an aggregate grant date fair value of $20,000,000. See “— Employment Agreements — Gosin Employment Agreement” below for more information, including regarding the criteria and schedule for the grant of exchange rights to these units.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2024. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock and unvested RSUs held by each of the named executive officers as of December 31, 2024:

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (#)(1)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)(3)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	1,493,000	—	—	—	—	—	—	—	—
Barry M. Gosin	328,547	—	—	—	—	—	—	—	—
Michael J. Rispoli	29,320	—	—	—	—	—	—	—	—
	—	—	—	—	—	699,987	8,966,833	—	—
Stephen M. Merkel	—	—	—	—	—	—	—	—	—

(1)	The numbers in column (b) represent the number of shares of Class A common stock issuable if the exchangeable Newmark Holdings spin-off units granted in connection with the Spin-Off (“SPUs”), PSUs, and granted in connection with acquisitions (“APSUs”) held by our NEOs, were exchanged on December 31, 2024 at a 1:0.9279 basis (based on the exchange ratio as of December 31, 2024) for shares of Newmark’s Class A common stock. As of December 31, 2024, the closing market price of a share of Class A common stock was $12.81.

For Mr. H.  Lutnick, column (b) represents 1,522,956 exchangeable Newmark Holdings PSUs, and 86,377 exchangeable SPUs held as of December 31, 2024, which if exchanged at the exchange ratio as of December 31, 2024 for shares of Newmark’s Class A common stock, would be exchanged for 1,493,300 shares. Column (b) does not include 162,549 exchangeable PPSUs held by Mr. H. Lutnick as of December 31, 2024 because they do not represent a right to acquire shares of Class A common stock. These PPSUs are exchangeable for cash in connection with the exchange of the related PSUs for shares based upon the applicable determination price of each grant of PPSUs, which had a weighted-average determination price of $15.38, for an aggregate of $2,500,000.

For Mr. Gosin, column (b) represents 354,076 exchangeable Newmark Holdings PSUs held as of December 31, 2024, which if exchanged at the exchange ratio as of December 31, 2024 for shares of Newmark’s Class A common stock, would be exchanged for 328,547 shares.

For Mr. Rispoli, column (b) represents 31,162 exchangeable Newmark Holdings PSUs, and 436 exchangeable Newmark Holdings SPUs held as of December 31, 2024, which if exchanged at the exchange ratio as of December 31, 2024 for shares of Newmark’s Class A common stock, would be exchanged for 29,320 shares. Column (b) does not include 30,132 exchangeable PPSUs held by Mr. Rispoli as of December 31, 2024 because they do not represent a right to acquire shares of Class A common stock. These PPSUs are exchangeable for cash in connection with the exchange of the related PSUs for shares based upon the applicable determination price of each grant of PPSUs, which had a weighted-average determination price of $11.51, for an aggregate of $346,841.

As of December 31, 2024, the executives held the following non-exchangeable Newmark Holdings PSUs, NPSUs or APSUs that were eligible to be granted exchange rights into Newmark Class A common stock: Mr. H. Lutnick: 1,250,103 units; Mr. Gosin: 6,911,810 units (inclusive of the non-exchangeable units described below in footnote (3)); Mr. Rispoli: 56,916 units; and Mr. Merkel: 128,632 units.

As of December 31, 2024, Messrs. Rispoli and Merkel did not hold any non-exchangeable Newmark Holdings NPSUs/NPPSUs that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash.

Column (b) also does not include non-exchangeable Newmark Holdings PPSUs held as of December 31, 2024 because they did not represent a right to acquire our Class A common stock. As of December 31, 2024, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. H. Lutnick: 0 units; Mr. Gosin: 0 units; Mr. Rispoli: 56,916 non-exchangeable PPSUs, which had a weighted-average determination price of $11.78, for an aggregate of $670,256; Mr. Merkel: 128,632 non-exchangeable PPSUs, which had a weighted-average determination price of $9.63, for an aggregate of $1,239,036.

(2)	For Mr. Gosin, column (d) excludes (i) the aggregate of 1,238,620 non-exchangeable PSUs that Mr. Gosin received in conversion of 1,145,476 NPSUs, as adjusted by the then current exchange ratio, pursuant to the 2024 Gosin Employment Agreement on August 7, 2024; (ii) the 1,145,474 NPSUs remaining from the award of 4,581,902 NPSUs that Mr. Gosin received on February 10, 2023; and (iii) 1,694,915 NPSUs that Mr. Gosin received on August 7, 2024. These PSUs began receiving exchange rights in ratable portions on December 31, 2023, in accordance with the terms and conditions as set forth in the Gosin Employment Agreement. See “— Employment Agreements — Gosin Employment Agreement” below for more information and the schedule of the grant of exchange rights to these units.

(3)	Mr. Rispoli’s unvested 699,987 Newmark RSUs had an aggregate market value of $8,966,833 as of December 31, 2024, based on the closing price of our Class A common stock of $12.81 on December 31, 2024. See “— Employment Agreements — Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

Option Exercises and Stock Vested

During 2024, Newmark had no outstanding stock options and no options were exercised by any of the named executive officers. During 2024, certain RSUs held by Mr. Rispoli vested pursuant to the terms of the Rispoli Employment Agreement, as detailed in the following table:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Michael J. Rispoli	—	—	35,723	$449,731

(1)	Represents the aggregate fair market value of (i) Mr. Rispoli’s 21,438 shares of Class A common stock that vested on March 15, 2024 pursuant to the terms of the RSUs issued under his employment agreement, calculated based upon the closing price of the Company’s Class A common stock on March 15, 2024, which was $10.57, and (ii) Mr. Rispoli’s 14,285 shares of Class A common stock that vested on October 1, 2024 pursuant to the terms of the RSUs issued under his employment agreement, calculated based upon the closing price of the Company’s Class A common stock on October 1, 2024, which was $15.62. See “— Employment Agreements — Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

Potential Payments upon Termination and Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below if the specified events had occurred on December 31, 2024 under their change in control and other agreements, described below, as in effect on December 31, 2024. Accordingly, the following disclosure does not reflect changes in circumstances after December 31, 2024, such as Mr. H. Lutnick stepping down from his positions at the Company and the termination of his Change in Control Agreement. In addition, as of December 31, 2024, Mr. Merkel was not eligible for additional benefits upon termination or a change in control and had not entered into the Change of Control Agreement described below under “—Change of Control Agreements—Merkel Agreement.” All amounts are determined, where applicable, using the $12.81 closing market price of our Class A common stock as of December 31, 2024, in accordance with SEC rules, and the exchange ratio of 0.9279 as of December 31, 2024. All amounts, including estimated vesting of compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law. Terms used below are as defined in the applicable agreement.

Name	Base Salary	Bonus ($)	Earned but Unpaid Commissions	Lump- Sum Payment	Non- Compete Payments ($)	Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($)	Total ($)
Howard W. Lutnick(1)(2)
Termination of Employment in connection with a Change in Control	2,000,000	18,000,000	—	—	—	14,859,223	136,016	—	34,995,239
Extension of Employment in connection with a Change in Control/Subsequent Termination without Cause within Three Years	1,000,000	9,000,000	—	—	—	14,859,223	136,016	—	24,995,239
Barry M. Gosin(3)(4)(5)(6)
Termination of Employment due to death prior to a Change of Control	—	1,500,000	—	—		84,780,625	—	—	86,280,625
Termination of Employment due to disability prior to a Change of Control	—	1,500,000	—	—		48,395,242	—	—	49,895,242

Termination of Employment without Cause during the term of the Employment Agreement other than death or disability	2,000,000	3,000,000	—	—	2,000,000	84,780,625	—	—	91,780,625
Termination of Employment without Cause in connection with a Change of Control	—	—	—	12,500,000	2,000,000	84,780,625	73,162	—	99,353,787
Michael J. Rispoli(7)(8)
Termination of Employment without Cause in connection with a Change of Control	—	—	—	1,500,000	—	10,313,627	32,657	—	11,846,284

(1)	If a Change in Control occurred on December 31, 2024 and Mr. H. Lutnick elected to terminate his employment prior to such time, Mr. H. Lutnick would have had the right to receive a lump sum cash payment in an amount equal to the product of (i) two and (ii) the sum of (A) his annual base salary of $1,000,000 and (B) his prior year annual bonus of $9,000,000. If a Change in Control occurred on December 31, 2024 and Mr. H. Lutnick did not so elect, and again in the subsequent event that, during the three-year period immediately following a Change in Control, Mr. H. Lutnick’s employment is terminated without Cause (other than by reason of his death or Disability), in each instance Mr. H. Lutnick would have the right to receive a lump sum cash payment in an amount equal to the sum of his annual base salary of $1,000,000 and his prior year annual bonus of $9,000,000.

Immediately prior to a Change in Control, Mr. H. Lutnick would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights; (ii) grants of immediately exercisable exchange rights into stock or cash, as applicable, with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock and vesting of any restricted stock units held by him at such time.

As of December 31, 2024, Mr. H. Lutnick held 1,250,103 non-exchangeable PSUs. Based on the closing price of Newmark Class A common stock of $12.81 on December 31, 2024 and the exchange ratio of 0.9279 as of December 31, 2024 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the aggregate fair value of the shares and cash underlying such grants would have been $14,859,223.

As of December 31, 2024, Mr. H. Lutnick did not hold any shares of our restricted stock or restricted stock units. See “— Change of Control Agreements.”

(2)	Mr. H. Lutnick was also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a Change in Control would have on certain of his outstanding partnership units as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a Change in Control due when calculated based upon the equity compensation in footnote (1), and base salary, bonus, and welfare benefit continuation as of December 31, 2024.

(3)	Upon a termination of Mr. Gosin due to death or permanent physical disability, (i) any unpaid Cash Bonus amount due with respect to a completed calendar year shall be paid in full; (ii) any unpaid Cash Bonus amount due with respect to the calendar year in which the date of termination occurs shall be paid pro-rata for the period of January 1 of such year to the date of termination; (iii) a prorated number of NPSUs issued as Deferred Comp Bonuses (as defined below) and scheduled to convert into PSUs on the next applicable Conversion Date will so convert (and any remaining NPSUs subject to the Deferred Comp Bonuses shall be forfeited in the case of disability); and (iv) Mr. Gosin’s then non-exchangeable units, but excluding any portion of the Deferred Comp Bonuses in NPSU form in the case of disability, will, as determined by the General Partner of Newmark Holdings and as adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. See “— Employment Agreements — Gosin Employment Agreement” below.

As of December 31, 2024, Mr. Gosin held 6,911,810 non-exchangeable units, of which 4,071,421 were not a portion of the Deferred Comp Bonuses in NPSU form. Based on the closing price of our Class A common stock of $12.81 on December 31, 2024 and the exchange ratio of 0.9279 as of December 31, 2024 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the value of the monetization of his units would have been $48,395,242.

(4)	Upon a termination of Mr. Gosin’s employment without Cause, Mr. Gosin shall receive (i) any unpaid Cash Bonus amounts on the originally scheduled payment dates; and (ii) Mr. Gosin’s then non-exchangeable units will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. See “— Employment Agreements — Gosin Employment Agreement” below.

As of December 31, 2024, Mr. Gosin held 6,911,810 non-exchangeable units. Based on the closing price of our Class A common stock of $12.81 on December 31, 2024 and the exchange ratio of 0.9279 as of December 31, 2024 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the value of the monetization of his units would have been $84,780,625.

(5)	Upon a Change of Control, Mr. Gosin’s then non-exchangeable units will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. In the event that, during the three-year period immediately following a Change of Control, Mr. Gosin’s employment is terminated without Cause, Mr. Gosin would also have the right to receive: (i) a lump sum cash payment of $12,500,000; and (ii) and certain medical benefits. See “— Employment Agreements — Gosin Employment Agreement” below.

As of December 31, 2024, Mr. Gosin held 6,911,810 non-exchangeable units. Based on the closing price of our Class A common stock of $12.81 on December 31, 2024 and the exchange ratio of 0.9279 as of December 31, 2024 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the value of the monetization of his units would have been $84,780,625.

(6)	As of December 31, 2024, following a termination of Mr. Gosin’s employment for any reason, he would be eligible to receive a monthly cash payment equal to $83,333 in exchange for his compliance with non-compete obligations for 24 months. See “— Employment Agreements — Gosin Employment Agreement” below for more information, as well information regarding the intention as of the execution of the 2024 Gosin Employment Agreement of the General Partner of Newmark Holdings regarding compensation that Mr. Gosin may receive upon his permanent retirement the real estate brokerage industry.

(7)	Upon a Change of Control, (i) any PSUs or PPSUs held by Mr. Rispoli will be redeemed for cash or stock ratably over the first through third anniversaries of such Change of Control, or exchanged into restricted stock that becomes transferable ratably over the first through third anniversaries of such Change of Control, in each case as adjusted by the then-current exchange ratio and determined by Newmark Holdings, and (ii) any then-unvested RSUs held by Mr. Rispoli that would not otherwise vest under their terms by the third anniversary of such Change of Control will vest into stock or cash ratably over the first through third anniversaries of such Change of Control, provided that Mr. Rispoli remains employed and in good standing pursuant to the employment agreement. See “— Change of Control Agreements.”

As of December 31, 2024, Mr. Rispoli held 56,917 non-exchangeable PSUs. Based on the closing price of our Class A common stock of $12.81 on December 31, 2024 and the exchange ratio of 0.9279 as of December 31, 2024, the value of monetization of his units would have been $676,538.

As of December 31, 2024, Mr. Rispoli held 56,917 PPSUs with a determination amount of $670,256.

As of December 31, 2024, Mr. Rispoli held 699,987 RSUs. Based on the closing price of Class A common stock of $12.81 on December 31, 2024, these 699,987 RSUs had a value of $8,966,833.

(8)	Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Rispoli’s employment is terminated without Cause, Mr. Rispoli will be entitled to a lump-sum payment of $1,500,000 subject to delivery by Mr. Rispoli to the Company of an irrevocable release of claims in favor of the Company and its affiliates in customary form. See “— Employment Agreements — Rispoli Employment Agreement.”

Change of Control Agreements

Historical Howard W. Lutnick Agreement

On December 13, 2017, Mr. H. Lutnick entered into the Change of Control Agreement with us providing that, upon a change in control, all stock options, RSUs, restricted stock, and other awards based on shares of our Class A common stock held by him immediately prior to such change in control would vest in full and become immediately exercisable, and all limited partnership units in Newmark Holdings would, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of our Class A common stock. The Change of Control Agreement also contains provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable.

Under the Change of Control Agreement, if a change in control of the Company occurred (which would occur in the event that none of Cantor or any of its affiliates has a controlling interest in us) and Mr. H. Lutnick elected to terminate his employment with us upon the change in control pursuant to a written notice of his resignation provided at any time prior to the change in control, he would receive a lump sum cash payment equal to two times the sum of his annual base salary and his prior year’s annual bonus, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. H. Lutnick became re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits would be secondary to the latter). If a change in control occurred and (i) Mr. H. Lutnick did not so elect to terminate his employment with us or (ii) in the event that, during the three-year period following the change in control, his employment was terminated by us (other than by reason of his death or disability), he would receive a lump sum cash payment equal to his annual base salary and his prior year’s annual bonus, and receive medical benefits (provided, in the event of (ii), that such medical benefits will be received for two years after the termination of his employment and provided, further, that if Mr. H. Lutnick became re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). The Change of Control Agreement further provided for certain tax gross-up payments, provided for no duty of Mr. H. Lutnick to mitigate amounts due by seeking other employment and provided for payment of legal fees and expenses as a result of any dispute with respect to the Change of Control Agreement. The Change of Control Agreement further provided for indemnification of Mr. H. Lutnick in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, Mr. H. Lutnick would be paid only his accrued salary to the date of death, disability, or termination. The Change of Control Agreement was terminable by the Company upon two years’ advance notice on or after the 10-year anniversary of the closing of the IPO (as defined below).

On February 18, 2025, Mr. H. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. H. Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company and as principal executive officer. As a result, the Change of Control Agreement with him was terminated.

Gosin Agreement

On February 10, 2023, Mr. Gosin entered into an amended and restated employment agreement with Newmark Partners, L.P. (“Newmark OpCo”) and Newmark Holdings which replaced his prior employment agreement, as amended from time to time, effective as of December 1, 2017, and which includes certain change of control provisions. On August 7, 2024, Mr. Gosin entered into a further amended and restated employment agreement, which also includes certain change of control provisions. See the heading “— Employment Agreements — Gosin Employment Agreement” below for more information.

Rispoli Agreement

On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings which includes certain change of control provisions. See the heading “— Employment Agreements — Rispoli Employment Agreement” below for more information.

Merkel Agreement

On February 18, 2025, Mr. Merkel entered into a Change of Control Agreement with the Company (the “Merkel CIC Agreement”). Under the Merkel CIC Agreement, if a Change of Control (as defined in the Merkel CIC Agreement) of the Company occurs, Mr. Merkel will be entitled to monetization of, and the Company’s redemption of, his then non-exchangeable PSUs over three years following the Change of Control, provided he continues providing substantial services to the Company or any affiliate during that time, and subject to the other terms of the Merkel CIC Agreement. Additionally, in the event he is terminated without Cause (as defined in the Merkel CIC Agreement) within three years following the Change of Control, he will be paid (i) a lump sum of his then-current annualized salary, plus his annual discretionary bonus with respect to the fiscal year completed immediately before the Change of Control, (ii) two years of medical benefits, and (iii) continued monetization of his PSUs over the foregoing schedule notwithstanding his termination of employment.

Employment Agreements

Gosin Employment Agreement

On February 10, 2023, Mr. Gosin entered into the Gosin Employment Agreement with Newmark OpCo and Newmark Holdings, which replaced his prior employment agreement, as amended from time to time, effective as of December 1, 2017. In connection with the Gosin Employment Agreement, the Compensation Committee approved (i) for an initial term (the “Initial Term”) through at least 2025, an annual cash bonus of $1,500,000; (ii) an upfront award of four tranches of 1,145,475 NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of 2022, 2023, 2024, and 2025 and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee (the “First NPSUs Deferred Comp Award”).

On August 7, 2024 (the “2024 Gosin Employment Agreement Effective Date”), Mr. Gosin entered into a Second Amended and Restated Employment Agreement with Newmark OpCo and Newmark Holdings (the “2024 Gosin Employment Agreement”), which superseded and replaced the Gosin Employment Agreement. In connection with the execution of the 2024 Gosin Employment Agreement and as consideration for his continued service, in addition to the awards previously provided for by the Gosin Employment Agreement, Mr. Gosin was granted (i) a one-time cash retention payment of $5,000,000, subject to continued employment in good standing through December 31, 2026; (ii) an award of 1,694,915 NPSUs, effective as of October 1, 2024, calculated by dividing the total NPSU award by the closing stock price on August 7, 2024 (the “2024 NPSU Grant”), of which $5,000,000 of NPSUs are attributable to calendar year 2025 and $15,000,000 of NPSUs are attributable to calendar year 2026 (the “Second NPSUs Deferred Comp Award,” and together with the First NPSUs Deferred Comp Award, collectively, the “Deferred Comp Bonuses”); and (iii) a cash bonus in the gross amount of $1,500,000 with respect to calendar year 2026, payable in calendar year 2027 at such time as bonuses with respect to calendar year 2026 are generally distributed to other similarly situated employees of Newmark OpCo in connection with the year-end compensation review process. Mr. Gosin’s annual total contractual compensation under the 2024 Gosin Employment Agreement would be $17,500,000 for each of calendar years 2024, 2025, and 2026 (comprised of $1,000,000 salary and $16,500,000 in combined NPSUs and cash awards attributed by the Company) and consistent with his total compensation for calendar year 2023 pursuant to the Gosin Employment Agreement.

Subject to the terms of the 2024 Gosin Employment Agreement and the grant documents under which the 2024 NPSU Grant was awarded, 25% of the 2024 NPSU Grant shall convert into PSUs on December 31, 2025, and 75% of the 2024 NPSU Grant shall convert into non-exchangeable PSUs on December 31, 2026, in each case as adjusted by the then current exchange ratio, subject to the requirements that, as of each applicable conversion date (i) the Company (including its affiliates) earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable conversion is to occur, and (ii) except as otherwise provided in the 2024 Gosin Employment Agreement, Mr. Gosin continues to perform substantial services exclusively for Newmark OpCo or any of its affiliates, remains a partner in Newmark Holdings, and complies with the terms of the 2024 Gosin Employment Agreement and any of his obligations to Newmark Holdings, Newmark OpCo or any affiliate. 25% of each of the 2025 and 2026 tranches in non-exchangeable PSUs received upon conversion of the 2024 NPSU Grant will receive exchange rights on December 31 of each year after such conversion, consistent with the schedule for the grant of exchange rights provided for the NPSUs Mr. Gosin received in connection with the Gosin Employment Agreement, which remains unchanged other than that 1,145,476 of Mr. Gosin’s NPSUs previously awarded under the Gosin Employment Agreement will be adjusted by the exchange ratio and converted into 1,238,620 non-exchangeable PSUs as soon as practicable after the 2024 Gosin Employment Agreement Effective Date, rather than on their previously scheduled conversion date of December 31, 2024. Such PSUs will continue to receive exchange rights as previously contemplated in the Gosin Employment Agreement.

In accordance with the Gosin Employment Agreement (as maintained by the 2024 Gosin Employment Agreement), Mr. Gosin’s non-exchangeable NPSUs award had the following features: (i) the non-exchangeable NPSUs shall convert into non-exchangeable PSUs, provided that, as of each applicable conversion date: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be converted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark or an affiliate, has not given notice of termination of his services except for circumstances set forth in the 2024 Gosin Employment Agreement, and has not breached his obligations under the Partnership Agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions as represented in the table below:

The First NPSUs Deferred Comp Award:

% of NPSUs Converted to PSUs	NPSU to PSU Effective Conversion Date	Distribution- Earning Date	Ratable Portion of the PSU Award Becoming Exchangeable Per Year	Effective Exchangeable Dates
25%	April 1, 2023	April 1, 2023	1/7th per year through December 31, 2025; 1/4th of the then-remaining balance per year thereafter	December 31 of 2023 – 2029
25%	December 31, 2023	January 1, 2024	Same as above	December 31 of 2024 – 2029
25%	Within thirty (30) days or as soon as practicable after the 2024 Gosin Employment Agreement Effective Date	January 1, 2025	Same as above	December 31 of 2025 – 2029
25%	December 31, 2025	January 1, 2026	1/4th per year	December 31 of 2026 – 2029

The Second NPSUs Deferred Comp Award:

% of NPSUs Converted to PSUs	NPSU to PSU Effective Conversion Date	Distribution- Earning Date	Ratable Portion of the PSU Award Becoming Exchangeable Per Year	Effective Exchangeable Dates
25%	December 31, 2025	January 1, 2026	1/4th per year	December 31 of 2026 – 2029
75%	December 31, 2026	January 1, 2027	1/4th per year	December 31 of 2027 – 2030

The 2024 Gosin Employment Agreement provides that Mr. Gosin’s yearly salary will be $1,000,000.

During Mr. Gosin’s term of employment, Newmark OpCo may terminate the 2024 Gosin Employment Agreement for “Cause,” as defined therein, without further obligation, or due to Mr. Gosin’s death or disability. If Mr. Gosin is terminated without Cause (other than due to Mr. Gosin’s death or disability), (i) he shall be entitled to receive, subject to his execution and delivery of a customary release, (x) his salary through the remainder of the term of employment and (y) any unpaid cash bonus amounts on the originally scheduled payment dates and (ii) Mr. Gosin’s then non-exchangeable partnership units will, as determined by the General Partner of Newmark Holdings, be (a) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination; or (b) exchanged into restricted shares of stock and become transferable ratably over first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (a) and (b), Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the 2024 Gosin Employment Agreement through the applicable transfer date). If Mr. Gosin is terminated due to his death or permanent physical disability, (i) he shall be entitled to receive, subject to his execution of a customary release, (a) his salary through the date of termination, (b) any unpaid cash bonus amount due with respect to a completed calendar year paid in full and (c) any unpaid cash bonus amounts due with respect to the calendar year in which the date of termination occurs, paid pro-rata for the period of January 1 of such year to the date of termination, (ii) a prorated number of the NPSUs issued as Deferred Comp Bonuses and scheduled to convert into PSUs on the next conversion date will so convert (and any remaining NPSUs shall be forfeited, in the case of disability), and (iii) Mr. Gosin’s PSUs (but excluding NPSUs issued as Deferred Comp Bonuses) will, as determined by the General Partner of Newmark Holdings, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (y) and (z), in the case of disability, Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the 2024 Gosin Employment Agreement through the applicable transfer date).

In the event of a change of control, which will occur if the Company is, or substantially all of the real estate brokerage and related businesses of the Company are, no longer controlled by Cantor, Mr. H. Lutnick, or a person or entity controlled by, controlling or under common control with Cantor, exclusive of limited ownership changes, the 2024 Gosin Employment Agreement provides that Mr. Gosin’s then non-exchangeable partnership units will, as determined by the General Partner of Newmark Holdings, be (a) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such change of control or (b) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such change of control or as soon as practicable thereafter, provided that Mr. Gosin remains employed in good standing through each applicable redemption or vesting or transfer date. Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Gosin’s employment is terminated without Cause (as defined in the 2024 Gosin Employment Agreement), subject to Mr. Gosin’s execution and delivery of a customary release, Mr. Gosin will be entitled to a lump-sum payment of $12,500,000 and certain medical benefits as described in the 2024 Gosin Employment Agreement, and Mr. Gosin’s then non-exchangeable partnership units will, as determined by the General Partner of Newmark Holdings, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (y) and (z), Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the 2024 Gosin Employment Agreement through the applicable transfer date).

In the event of Mr. Gosin’s permanent retirement from the Company and the real estate brokerage industry, and only if Mr. Gosin is employed in good standing through the Initial Term (extended by the 2024 Gosin Employment Agreement to be through December 31, 2026), it is the current intention of the General Partner of Newmark Holdings that, subject to Mr. Gosin’s execution and delivery of a customary release, (i) Mr. Gosin will receive his cash bonus for the applicable year, (ii) Mr. Gosin’s then non-exchangeable partnership units held at the time of retirement (excluding the NPSU award described above) shall, at Mr. Gosin’s election, either be (a) as determined by the General Partner of Newmark Holdings, redeemed for cash or stock ratably over the first (1st) through fourth (4th) anniversaries of such retirement or (b) exchanged into restricted shares of stock or deferred cash upon such retirement and become transferable ratably over the first (1st) through fourth (4th) anniversaries of such retirement, and (iii) the NPSU award described above shall be treated as described above; provided that Mr. Gosin continues to be retired and satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the applicable documentation through the applicable transfer, redemption or distribution date.

The 2024 Gosin Employment Agreement provided for “Permitted Activities” that Mr. Gosin can engage in both during and following his employment, including conditions under which Mr. Gosin may purchase or invest in real estate, including with an institutional real estate fund, in certain non-competitive circumstances. Subject to certain exceptions, the 2024 Gosin Employment Agreement provides that during Mr. Gosin’s term of employment and for a period of two (2) years thereafter, Mr. Gosin may not compete with the Company or any affiliate or solicit clients or prospective clients of the Company or any affiliate. Subject to Mr. Gosin’s execution and delivery of a customary release, among other requirements, Mr. Gosin is entitled to receive $83,333.33 per month during the non-compete period (unless Mr. Gosin breaches the 2024 Gosin Employment Agreement, at which time any such payments will cease). Additionally, the 2024 Gosin Employment Agreement provides that during Mr. Gosin’s term of employment and for a period of five (5) years thereafter, Mr. Gosin may not solicit or hire any employees, consultants or independent contractors of the Company or any affiliate.

The 2024 Gosin Employment Agreement restated the circumstances under which Mr. Gosin may purchase or invest in real estate personally, or through a fund that is not owned or controlled by any of Newmark’s brokerage competitors, to provide that he may do so and may earn success-based payments, provided that Mr. Gosin will inform the Company’s Executive Chairman of all material terms of such opportunity and offer the Company or its designee the opportunity to partner up to 50% with Mr. Gosin on the same terms and conditions as Mr. Gosin.

Rispoli Employment Agreement

On September 29, 2022, Mr. Rispoli entered into the Rispoli Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the Rispoli Employment Agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule as follows:

# of RSUs in Award	Ratable Portion of the 100,000 Tranche Vesting Per Year	Vesting Dates
100,000	1/7th	October 1 of 2023 – 2029
100,000	1/7th	March 15 of 2024 – 2030
100,000	1/7th	March 15 of 2025 – 2031
100,000	1/7th	March 15 of 2026 – 2032
100,000	1/7th	March 15 of 2027 – 2033

and (ii) an award of 250,000 Newmark RSUs, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule as follows:

# of RSUs in Award	Ratable Portion of the 50,000 Tranche Vesting Per Year	Vesting Dates
50,000	1/7th	March 15 of 2024 – 2030
50,000	1/7th	March 15 of 2025 – 2031
50,000	1/7th	March 15 of 2026 – 2032
50,000	1/7th	March 15 of 2027 – 2033
50,000	1/7th	March 15 of 2028 – 2034

The Rispoli Employment Agreement provides for a yearly salary of $850,000. Under the Rispoli Employment Agreement, Mr. Rispoli is provided an initial term of employment of five (5) years, and thereafter the term of employment will be extended automatically for successive one-year periods unless either party notifies the other party in writing at least ninety (90) days prior to the expiration of the initial term of employment or any renewal period of such party’s intention not to extend the term of employment.

In the event of a change of control, which will occur if the Company is, or substantially all of the real estate brokerage and related businesses of the Company are, no longer controlled by Cantor, Mr. H. Lutnick, or a person or entity controlled by, controlling or under common control with Cantor, exclusive of limited ownership changes (i) Mr. Rispoli’s then-non-exchangeable Newmark Holdings units will be redeemed for cash or stock ratably over the first through third anniversaries of such change of control, or exchanged into restricted stock that becomes transferable ratably over the first through third anniversaries of such change of control, in each case as adjusted by the then-current exchange ratio and determined by Newmark Holdings, and (ii) Mr. Rispoli’s then-unvested Newmark RSUs that would not otherwise vest under their terms by the third anniversary of such change of control will vest into stock or cash ratably over the first through third anniversaries of such change of control or as soon as practicable thereafter, provided that Mr. Rispoli remains employed and in good standing pursuant to the Rispoli Employment Agreement. Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Rispoli’s employment is terminated without Cause (as defined in the Rispoli Employment Agreement), Mr. Rispoli will be entitled to a lump-sum payment of $1,500,000 and certain medical benefits as described in the Rispoli Employment Agreement in addition to the awards described above, with such additional payments and benefits being subject to delivery by Mr. Rispoli to the Company of an irrevocable release of claims in favor of the Company and its affiliates in customary form.

The Rispoli Employment Agreement provides that Mr. Rispoli may not (i) compete with the Company or its affiliates or solicit clients or prospective clients of the Company or any affiliate for a period of two (2) years after the termination of his employment, or (ii) solicit or hire employees or certain former employees of the Company or any affiliate to leave their employment of or to discontinue their services to the Company or any affiliate for a period of three (3) years after the termination of his employment. The Rispoli Employment Agreement also contains customary confidentiality and non-disparagement provisions.

Alvarado Offer Letter

On April 7, 2025, Mr. Alvarado entered into the Alvarado Offer Letter with Newmark OpCo. Under the terms of the Alvarado Offer Letter, Mr. Alvarado will receive a salary of $1,000,000 per year. Additionally, Mr. Alvarado will be eligible to receive incentive bonus awards under our Incentive Plan, discretionary bonuses, and equity and partnership awards under our Equity Plan and our Participation Plan. In connection with his appointment, Mr. Alvarado received an award of 88,731 NPSUs, with the number of NPSUs awarded based upon $1,000,000 divided by the closing price of one share of our Class A common stock on April 3, 2024.

Mr. Alvarado’s employment will be at-will and both he and the Company will be required to provide six months’ advance written notice of termination of his employment (other than in connection with cause, death or disability). He also will be subject to a client non-solicitation restriction for one year following termination of employment an employee non-solicitation/no-hire restriction for two years following termination of employment, and other customary confidentiality and intellectual property restrictions.

Prior to his appointment as Chief Operating Officer, Mr. Alvarado executed a bonus award with the Company in the amount of $690,000 which contained certain repayment obligations to the Company if he ceased performing substantial services for Newmark or its affiliates or breached his other agreements with Newmark or its affiliates prior to December 31, 2025. In connection with his appointment as Chief Operating Officer, this award was modified to remove any potential repayment obligations.

2024 Principal Executive Officer Pay Ratio

The following information contains the relationship of the median annual total compensation of employees and brokers of Newmark and its subsidiaries to the annual total compensation of Mr. H. Lutnick, who served as our Executive Chairman and principal executive officer during 2024.

For 2024, we determined a new median employee in accordance with SEC rules. Our median employee was a Research Coordinator in the United States.

We selected December 31, 2024 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our applicable employees and independent contractors and brokers (other than our Executive Chairman) for 2024. Based on our internal records, our global employee and independent contractor/broker population as of December 31, 2024 consisted of approximately 7,523 individuals, including full-time, part-time, temporary and seasonal employees, with approximately 67% of these employees working in the United States and approximately 33% working in various non-U.S. locations consisting of Belgium, Brazil, Canada, Columbia, Costa Rica, France, Germany, Hong Kong, India, Ireland, Italy, Mexico, the Netherlands, Panama, Poland, Mexico, Singapore, Switzerland, and the United Kingdom.

To identify the “median employee,” we aggregated actual base salary earnings or commission draw in 2024, overtime earnings paid in 2024 for employees eligible to earn overtime, bonus awards earned in 2024 and paid in the first quarter of 2025 and the grant date fair value of any equity awards granted in 2024. Bonus awards can consist of discretionary bonuses, forgivable loans, cash advance distribution agreements and promissory notes. We annualized the compensation of employees and independent contractors and brokers who began employment during the fiscal year. In addition, for any persons who provide services to Cantor and its affiliates (other than Newmark and its consolidated subsidiaries), the total compensation of such persons for purposes of calculating the pay ratio was consistent with the allocations used by the Company for financial accounting purposes in its 2024 consolidated financial statements. We then converted any compensation paid in foreign currency to U.S. dollars using the published rate for December 31, 2024 on https://www.oanda.com. The sum of these amounts served as our “consistently applied compensation measure,” we used in identifying the median employee. We did not apply a cost of living adjustment to the data.

Once the median employee was identified, the pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2024 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

●	the annual total compensation of the median employee of the Company (other than the Executive Chairman) was $85,437;

●	the annual total compensation of the Executive Chairman, as reported in the Summary Compensation Table, was $20,000,000; and

●	the ratio of the annual total compensation of the Executive Chairman to the median employee of the Company was approximately 234 to 1.

The foregoing comparison includes the payment to Mr. H. Lutnick of the 2024 tranche of the Lutnick Award in the amount of $10,000,000. If the 2024 tranche of the Lutnick Award is excluded for the year, Mr. H. Lutnick’s annual total compensation would have been $10,000,000 and the ratio of the annual total compensation of the Executive Chairman to the median employee of the Company would have been approximately 117 to 1.

As an additional comparison, the pay ratio for the annual total compensation of the median employee to Mr. Gosin, our Chief Executive Officer, calculated on the same basis was approximately 324 to 1. For 2024, this ratio calculation includes the $20,000,000 aggregate grant date fair value of Mr. Gosin’s award under the 2024 Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2024 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2025 and 2026. See “— Employment Agreements” for more information.

Pay Versus Performance

We are required by SEC rules to disclose information regarding the relationship between “compensation actually paid” to our NEOs, including H. Lutnick, who served as our principal executive officer (“PEO”) during the periods described below and the NEOs listed in the following table other than the PEO (the “non-PEO NEOs”), and the financial performance of the Company. The following table sets forth additional compensation information for our PEO and non-PEO NEOs during the periods described below along with total stockholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2020, 2021, 2022, 2023 and 2024. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” differ significantly from the Summary Compensation Table calculation of compensation, as well as from the way in which we and our Compensation Committee views annual compensation decisions, as discussed in the Compensation Discussion and Analysis. It does not reflect the amount of compensation actually realized or received by our NEOs during the applicable year. Footnote (5) below sets forth the adjustments from the Total Compensation for the PEO and Average Total Compensation for the non-PEO NEOs reported in the Summary Compensation Table to arrive at the values presented for “compensation actually paid” for each of the fiscal years shown.

			Average Summary Compensation	Average Compensation	Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(5)	Table Total for Non-PEO NEOs(2)	Actually Paid to Non-PEO NEOs(2)(5)	Total Shareholder Return	Peer Group Total Shareholder Return(3)	Net Income (in thousands)	Total Revenues (in thousands) 4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2024	$20,000,000	$20,137,500	$10,253,221	$16,029,695	$100.69	$170.76	$85,491	$2,738,502
2023	$20,000,000	$20,192,500	$16,862,912	$21,713,811	$85.30	$128.18	$62,375	$2,470,368
2022	$20,000,000	$20,263,064	$3,704,691	$3,683,250	$60.98	$106.86	$112,545	$2,705,527
2021	$35,025,000	$35,139,752	$5,281,796	$5,290,923	$141.69	$162.59	$978,134	$2,906,443
2020	$4,125,000	$4,135,112	$3,590,821	$3,622,332	$55.06	$95.11	$109,277	$1,904,998

(1)	The PEO was Mr. H. Lutnick during all periods presented. The amount reported for Mr. H. Lutnick for 2021 includes $20,000,000 paid to Mr. H. Lutnick in 2021 in connection with the Lutnick Award which was approved by the Compensation Committee on December 27, 2021 in consideration of his success in managing certain aspects of the Company’s performance as its PEO and Chairman. Mr. H. Lutnick has purchased Newmark Class A common stock with the after-tax proceeds of the initial tranche of the Lutnick Award. The amount reported for Mr. H. Lutnick for 2022-2024 includes $10,000,000 paid to Mr. H. Lutnick for each respective year’s tranche of the Lutnick Award. For further information on the Lutnick Award, see “Compensation Discussion and Analysis — 2021 Lutnick Award.”

(2)	The non-PEO NEOs in fiscal years 2020, 2021, 2022, 2023 and 2024 consisted of Messrs. Gosin, Rispoli and Merkel. Average compensation actually paid to non-PEO NEOs in the table above includes (i) the $5,650,000 aggregate grant date fair value of Mr. Rispoli’s award under the Rispoli Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2022 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2022, 2023, 2024, 2025, and 2026, (ii) the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2023 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025, and (iii) the $20,000,000 aggregate grant date fair value of Mr. Gosin’s award under the 2024 Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2024 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2025 and 2026 ($5,000,000 attributable to calendar year 2025 and $15,000,000 attributable to calendar year 2026). See “— Employment Agreements” for more information.

(3)	The peer group consists of CBRE Group, Inc., Colliers International Group, Inc., Jones Lang LaSalle Incorporated, Savills plc and Cushman & Wakefield plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group invested on December 31, 2019.

(4)	The Company selected Total Revenues to be the most important financial performance measure that is not otherwise required to be disclosed in the table above used by the Company to link compensation actually paid to its NEOs for the most recently completed fiscal year to its performance. While Total Revenues was chosen for this table, our executive compensation programs use a balanced portfolio of measures to drive short and long-term objectives aligned with our strategy and stockholder interests as further described in our Compensation Discussion and Analysis above.

(5)	For each year, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO NEOs). As described in the footnotes to the Summary Compensation Table, these adjustments do not include Newmark Holdings units that were the subject of dollar-denominated awards under the Incentive Plan included in column (g) of the Summary Compensation Table at full notional value and not subsequently reportable as “Equity Awards.”

Adjustments to Determine Compensation Actually Paid to PEO	2024	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	—	—	—	$(5,025,000)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—
Increase for fair value of stock and option awards granted during the year that are outstanding and unvested as of year-end	—	—	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	—	—	$5,025,000	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during the year or at year-end	—	—	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during the year	—	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$137,500	$192,500	$263,063.78	$114,752.04	$10,111.72
Total Adjustments	$137,500	$192,500	$263,063.78	$114,752.04	$10,111.72

Adjustments to Determine Average Compensation Actually Paid to Non-PEO NEOs	2024	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	$(6,666,667)	$(13,333,333)	$(1,883,333)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—	—
Increase for fair value of stock and option awards granted during the year that are outstanding and unvested as of year-end	$7,237,287	$16,778,558	$1,860,833	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	$3,430,274	$733,258	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	$645,924	—	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during the year or at year-end	$1,423,984	$(7,336)	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during the year	—	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$351,596	$33,829	$1,059	$9,127	$31,511
Total Adjustments	$5,776,474	$4,850,899	$(21,441)	$9,127	$31,511

Analysis of the Information Presented in the Pay Versus Performance Table

While we utilize several performance measures to align executive compensation with Company performance, not all of those measures are presented in the Pay Versus Performance table set forth above. Moreover, in determining the compensation of our executive officers, our Compensation Committee considers a holistic view of a variety of factors, both qualitative and quantitative, consistent with our periodic overall goals and therefore we do not specifically align our performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. See “Compensation Discussion and Analysis — Compensation Philosophy” for more information.

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between (1) “compensation actually paid” to our PEO and average “compensation actually paid” to our non-PEO NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure. “Compensation actually paid to PEO” includes $20,000,000 paid to Mr. H. Lutnick in 2021, $10,000,000 paid to Mr. H. Lutnick in 2022, $10,000,000 paid to Mr. H. Lutnick in 2023 and $10,000,000 paid to Mr. H. Lutnick in 2024 in connection with the Lutnick Award. “Average compensation actually paid to Non-PEO NEOs” includes the $5,650,000 aggregate grant date fair value of Mr. Rispoli’s award under the Rispoli Employment Agreement in 2022, the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the Gosin Employment Agreement in 2023, and the $20,000,000 aggregate grant date fair value of Mr. Gosin’s award under the 2024 Gosin Employment Agreement in 2024.

TSR. The graphs below show the relationship between (1) “compensation actually paid” to our PEO and the average of “compensation actually paid” to our non-PEO NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the five fiscal years ended December 31, 2024.

Net Income. The graph below shows the relationship between “compensation actually paid” to our PEO and the average of the “compensation actually paid” to our non-PEO NEOs and net income, as reported in our consolidated financial statements, over the five fiscal years ended December 31, 2024.

Company Selected Measure (CSM). The graph below shows the relationship between “compensation actually paid” to our PEO and the average of the “compensation actually paid” to our non-PEO NEOs and our Total Revenues over the five fiscal years ended December 31, 2024.

Performance Measures Tabular List

The table below lists our most important performance measures, including the Company Selected Measure, used to link “compensation actually paid” for our NEOs to Company performance for the fiscal year ended December 31, 2024. The performance measures included in this table are not ranked by relative importance.

Performance Measures

Total Revenues
Pre-tax Adjusted Earnings
Origination and Mortgage Broker Market Share
Catalyst Transactions and Hires, Acquisitions, and Strategy Development
Fees from Management Services, Servicing, and Other
Retentive Compensation Considerations
Significant Client Transaction Volumes

Compensation of Directors

Directors who are also our employees or those of our affiliates do not receive additional compensation for serving as directors. The compensation schedule for our directors who are not our employees or those of our affiliates, collectively referred to as “non-employee directors,” is as follows:

●	an annual cash retainer of $100,000;

●	an annual stipend for the chair of our Compensation Committee of $15,000;

●	an annual stipend for the chair of our ESG Committee of $15,000; and

●	an annual stipend for the chair of our Audit Committee of $25,000.

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

Thereafter, we annually grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $50,000 based on the closing price of our Class A common stock on the date of his or her re-election (rounded down to the next whole share) in consideration for services provided. These RSUs will vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such dates.

2024 Director Compensation Payments

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2024.

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Virginia S. Bauer, Director	129,000	50,000	—	—	—	—	179,000
Jay Itzkowitz, Director	114,000	50,000	—	—	—	—	164,000
Kenneth A. McIntyre, Director	154,000	50,000	—	—	—	—	204,000

(1)	Mr. H. Lutnick is not included in this table as during 2024 he was an employee of our Company and thus received no compensation for his services as director in 2024. The compensation received by Mr. H. Lutnick for 2024 as an employee of our Company is shown in the Summary Compensation Table. This table includes compensation paid with respect to 2024.

(2)	Reflects the grant date fair value of RSUs granted on October 17, 2024 to each of Messrs. McIntyre and Itzkowitz and Ms. Bauer. More information with respect to the calculation of these amounts is included in the notes to our consolidated financial statements included in Part II, Item 8 of the 2023 10-K. As of December 31, 2024, Mr. McIntyre had 7,601 RSUs outstanding, Ms. Bauer had 7,601 RSUs outstanding and Mr. Itzkowitz had 7,601 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2024. As of December 31, 2024, none of the non-employee directors had any options outstanding.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board and the Committee will evaluate the appropriate steps to take in relation to the foregoing.

Compensation Committee Interlocks and Insider Participation

During 2024, the Compensation Committee consisted of Ms. Bauer and Messrs. McIntyre and Itzkowitz. Ms. Bauer has served as Chair since April 29, 2021. All the members who served on our Compensation Committee during 2024 were independent directors. No member of the Committee had any relationship with the Company during 2024 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. H. Lutnick, during 2024, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board. In 2024, Mr. H. Lutnick served on the board of directors of BGC but did not serve on BGC’s compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 7, 2025, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of our current and former named executive officers; (3) each current director; and (4) the current executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time at the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for the purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which was 0.9271 as of April 7, 2025, but is subject to adjustment as set forth in the Separation and Distribution Agreement). The table and footnotes below are based on a one-to-0.9271 exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence — Amended and Restated Newmark Holdings Limited Partnership Agreement — Exchanges.”

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.	39,277,386	(2)	99.1	(3)	39,277,386	(4)	19.5	(5)
CF Group Management, Inc.(6)	39,630,712	(7)	100.0	(3)	40,656,324	(8)	20.0	(9)
The Vanguard Group(1)	—		—		21,031,568		12.9
BlackRock, Inc.(1)	—		—		10,573,671		6.5
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick (former Executive Officer)	39,630,712	(10)	100.0	(3)	53,974,975	(11)	26.7	(12)
Barry M. Gosin	—		—		4,516,886	(13)	2.8	(14)
Stephen M. Merkel	—		—		18,812	(15)	*
Michael J. Rispoli	—		—		109,507	(16)	*
Luis A. Alvarado	—		—		16,370	(17)	*
Directors
Kyle S. Lutnick	—		—		6,541	(18)	*
Virginia S. Bauer	—		—		50,181	(19)	*
Kenneth A. McIntyre	—		—		30,922	(20)	*
Jay Itzkowitz	—		—		32,831	(21)	*
All current executive officers and directors as a group (8 persons)	—		—		4,782,051		2.9	(22)

*	Less than 1%

(1)	Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Exchange Act. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(2)	Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 18,345,179 shares of our Class B common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)	Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding as of April 7, 2025 and (b) 18,345,179 shares of our Class B common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor. Cantor has pledged to Bank of America, N.A., pursuant to a Put and Pledge Agreement, originally dated as of December 27, 2017 and as most recently amended and restated effective October 5, 2023, 5,000,000 shares of the Company’s Class B Common Stock in connection with a loan program established for certain employees and partners of Cantor and its affiliates.

(4)	Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 18,345,179 shares of our Class A common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)	Percentage based on (a) 162,621,052 shares of our Class A common stock outstanding as of April 7, 2025, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 18,345,179 shares of our Class A common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)	CFGM is the managing general partner of Cantor.

(7)	Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 18,345,179 shares of our Class B common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)	Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 1,025,612 shares of our Class A common stock held by directly by CFGM, (c) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (d) 18,345,179 shares of our Class A common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor.

(9)	Percentage based on (a) 162,621,052 shares of our Class A common stock outstanding as of April 7, 2025, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM, (c) 18,345,179 shares of our Class A common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor, and (d) 1,025,612 shares of our Class A common stock held by directly by CFGM.

(10)	Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 18,345,179 shares of our Class B common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership units held by Cantor.

(11)	Mr. H. Lutnick’s holdings consist of:

(i)	7,989,936 shares of our Class A common stock held directly;

(ii)	242,341 shares of our Class A common stock held in Mr. H. Lutnick’s 401(k) Plan account as of March 31, 2025;

(iii)	shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (a) 746,955 shares of Class A Common Stock held by a limited liability company (the “LLC Holder”) of which Mr. H. Lutnick is the sole voting member through a trust, (b) 3,384 shares of Class A Common Stock held by the Howard W. Lutnick Family Trust, of which he is sole trustee, (c) 4,166 shares of Class A Common Stock held in other retirement accounts for the benefit of Mr. H. Lutnick’s spouse, (d) 112,405 shares held in a Keogh retirement account for Mr. H. Lutnick, (e) 1,696,092 shares held in Mr. H. Lutnick’s personal asset trust, of which he is the sole trustee, (f) 13,268 shares held in other retirement accounts, and (g) 1,147,689 shares held in Mr. H. Lutnick’s grantor retained annuity trust;

(iv)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;

(v)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;

(vi)	18,345,179 shares of our Class A common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership interests held by Cantor;

(vii)	1,362,415 shares of our Class A common stock owned of record by KBCR; and

(viii)	1,025,612 shares of Class A Common Stock held directly by CFGM.

(12)	Percentage based on (a) 162,621,052 shares of our Class A common stock outstanding as of April 7, 2025, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM, and (c) 18,345,179 shares of Class A common stock acquirable upon exchange of 19,787,703 Newmark Holdings exchangeable limited partnership interests held by Cantor.

(13)	Mr. Gosin’s holdings consists of (a) 4,188,622 shares of our Class A common stock held directly, and (b) 328,264 shares of our Class A common stock acquirable upon exchange of 354,076 Newmark Holdings exchangeable limited partnership units.

(14)	Percentage based on (a) 162,621,052 shares of our Class A common stock outstanding as of April 7, 2025, and (b) 328,264 shares of our Class A common stock acquirable upon exchange of 354,076 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(15)	Mr. Merkel’s holdings consist of (a) 4,461 shares of our Class A common stock held directly, (b) 2,901 shares of our Class A common stock held in trusts for the benefit of the Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee, and (c) 11,450 shares of our Class A common stock held in Mr. Merkel’s 401(k) Plan account as of March 31, 2025.

(16)	Mr. Rispoli’s holdings consists of (a) 80,212 shares of our Class A common stock held directly, and (b) 29,295 shares of our Class A common stock acquirable upon exchange of 31,599 Newmark Holdings exchangeable limited partnership units.

(17)	Mr. Alvarado’s holdings consist of (a) 11,464 shares of our Class A common stock held directly, (b) 4,906 shares of our Class A common stock acquirable upon exchange of 5,292 Newmark Holdings exchangeable limited partnership units held by Mr. Alvarado.

(18)	Mr. K. Lutnick’s holdings consist of (a) 1,514 shares of our Class A common stock held directly, (b) 4,492 shares held in a custodial account for the benefit of Mr. K. Lutnick under the Uniform Gifts for Minors Act, and (c) 535 shares of our Class A common stock held in Mr. K. Lutnick’s 401(k) Plan account as of March 31, 2025.

(19)	Ms. Bauer’s holdings consist of 50,181 shares of our Class A common stock held directly.

(20)	Mr. McIntyre’s holdings consist of 30,922 shares of our Class A common stock held directly.

(21)	Mr. Itzkowitz’s holdings consist of 32,831 shares of our Class A common stock held directly.

(22)	Percentage based on (a) 162,621,052 shares of our Class A common stock outstanding as of April 7, 2025 and (b) 362,466 shares of our Class A common stock acquirable upon exchange of 390,967 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors.

Equity Compensation Plan Information as of December 31, 2024
	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity Plan (approved by security holders)	11,529,712	$9.55	389,629,440
Equity compensation plans not approved by security holders	—	—	—
Total	11,529,712	$9.55	389,629,440

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC and Cantor, the relationships between us and BGC and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, are subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Ethics, which are publicly available on our website at www.nmrk.com/esg/governance under the heading “Audit Committee Charter,” and under the heading “Code of Business Conduct and Ethics,” respectively. Related-party transactions with BGC are also reviewed by the BGC board and its audit committee under their own policies.

In December 2017, prior to our Separation and IPO, all intercompany arrangements and agreements that were previously approved by the audit committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board of Directors with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by BGC’s audit committee during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, valuation and advisory and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary-course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage exposure to changes in foreign exchange rates.

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

Transactions with Executive Officers

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares or the acceleration of RSUs or other awards in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining awards held by the executives. See “Compensation Discussion and Analysis — Transactions with Executive Officers and Directors” for more information.

Separation, Initial Public Offering, and Spin-Off Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the IPO, BGC Partners, BGC Holdings, L.P. (“BGC Holdings”), BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement which sets forth the agreements among BGC Partners, Cantor, Newmark and their respective subsidiaries regarding, among other things:

●	the principal corporate transactions pursuant to which the BGC group transferred to the Newmark group the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (the “Separation”);

●	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

●	the IPO and certain pre-IPO contributions of assets by BGC Partners to Newmark in exchange for additional shares thereof;

●	the assumption and repayment of indebtedness by the BGC group and the Newmark group, as further described below;

●	the Spin-Off, including the termination of certain arrangements between the BGC group and the Newmark group immediately prior thereto;

●	future access to information, records and personnel necessary or appropriate to comply with regulatory requests or inquiries, for the preparation of financial statements or tax returns, or to conduct litigation; and

●	other agreements governing the relationship between BGC, Newmark and Cantor.

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

Indemnification

Newmark OpCo agreed to indemnify, defend and hold harmless the Cantor and its subsidiaries (excluding any member of the BGC group or Newmark group, and including Mr. H. Lutnick and/or any of his immediate family members as so designated by Mr. H. Lutnick and any trusts or other entities controlled by Mr. H. Lutnick, the “Cantor group”), the BGC group and the Newmark group (other than Newmark OpCo and its subsidiaries) and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities to the extent relating to, arising out of or resulting from:

●	the transferred liabilities;

●	the failure of any member of the Newmark group or any other person to pay, perform or otherwise promptly discharge any of the transferred liabilities in accordance with their terms, whether prior to, at or after the Separation;

●	any breach by any member of the Newmark group of the Separation and Distribution Agreement or any of the ancillary agreements, other than the transition services agreement or the administrative services agreement;

●	except to the extent relating to an excluded liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of any member of the Newmark group by any member of the BGC group that survives following the Separation; and

●	any untrue statement or alleged untrue statement of a material fact in our registration statement on Form S-1 with respect to our IPO other than statements made explicitly in the name of a member of the BGC group (including the reasons of the board of directors of BGC Partners for the Separation) or specifically relating to the BGC group or the BGC businesses.

BGC U.S. OpCo and BGC Global OpCo agreed to indemnify, defend and hold harmless the Cantor group, the Newmark group and the BGC group (other than BGC U.S. OpCo, BGC Global OpCo and their respective subsidiaries) and each of their respective directors, officers, general partners, managers and employees from and against all liabilities to the extent relating to, arising out of or resulting from:

●	the excluded liabilities;

●	the failure of any member of the BGC group or any other person to pay, perform or otherwise promptly discharge any of the excluded liabilities in accordance with their terms, whether prior to, at or after the Separation;

●	any breach by any member of the BGC group of the Separation and Distribution Agreement or any of the ancillary agreements, other than the transition services agreement;

●	except to the extent relating to a transferred liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of any member of the BGC group by any member of the Newmark group that survives following the Separation; and

●	any untrue statement or alleged untrue statement of a material fact in our registration statement on Form S-1 with respect to our IPO, but only with respect to statements made explicitly in the name of a member of the BGC group (including the reasons of the board of directors of BGC Partners for the Separation) or specifically relating to the BGC group or the BGC businesses.

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

In connection with the Spin-Off, the compensation committee of the board of directors of BGC Partners had the exclusive authority to determine the treatment of restricted stock awards and RSU awards outstanding under the BGC long term equity incentive plan. BGC Partners restricted stock awards participated in the distribution as if such holder held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remained subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. RSU awards outstanding under the BGC long term equity incentive plan were adjusted so that each holder of a BGC Partners RSU award continued to hold a BGC RSU award covering BGC Partners Class A common shares, but also received a Newmark RSU award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners RSU awards. Such RSUs generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSU awards, subject to any adjustments made by the compensation committee of the board of directors of BGC Partners.

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

Under the Newmark Holdings limited partnership agreement, the Newmark Holdings general partner manages the business and affairs of Newmark Holdings. However, Cantor’s consent is required for amendments to the Newmark Holdings limited partnership agreement; to decrease distributions to Newmark Holdings’ limited partners to less than 100% of net income received by Newmark Holdings (other than with respect to selected extraordinary items as described below), to transfer any Newmark OpCo partnership interests beneficially owned by Newmark Holdings and to take any other actions that may adversely affect Cantor’s exercise of its co-investment rights to acquire Newmark Holdings limited partnership interests, its right to purchase Newmark Holdings founding partner interests and its right to exchange the Newmark Holdings exchangeable limited partnership interests. Cantor’s consent is also required in connection with transfers of Newmark Holdings limited partnership interests by other limited partners and the issuance of additional Newmark Holdings limited partnership interests outside of the Participation Plan or certain other limited circumstances.

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

Classes of Interests in Newmark Holdings

Newmark Holdings has the following outstanding interests:

●	a general partnership interest, which is held indirectly by us;

●	a special voting limited partnership interest, which is held indirectly by us and which entitles us to remove and appoint the General Partner of Newmark Holdings;

●	Newmark Holdings exchangeable limited partnership interests, which are held by Cantor;

●	Newmark Holdings founding partner interests, which are limited partnership interests that were issued in the Separation in respect of BGC Holdings founding partner interests (which were issued to certain partners in connection with the 2008 separation of BGC Partners from Cantor);

●	Newmark Holdings limited partnership interests and units, including REU and AREU interests and working partner interests (including RPU, ARPU, PSI, PSE, APSI, PSU, APSU, HDU, LPU and NPSU interests and Preferred Units (as defined below)); and

●	Preferred Units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, REUs, RPUs and AREUs and which carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units. Preferred Units cannot be made exchangeable into shares of Class A common stock, and they can only be exchanged for cash, at the determination price on the date of grant. Newmark Holdings founding/working partner interests are divided into a number of different classes of Newmark Holdings units underlying such partner’s Newmark Holdings founding partner interests and Newmark Holdings working partner interests, respectively. Each class of Newmark Holdings units held by founding/working partners (other than certain non-participating units) generally entitles the holder to receive a pro rata share of the distributions of income received by Newmark Holdings. See “— Distributions” below. The terms of each class of limited partnership interests vary and are described in the Newmark Holdings limited partnership agreement.

The General Partner of Newmark Holdings may determine the total number of authorized Newmark Holdings units.

Any authorized but unissued Newmark Holdings units may be issued:

●	pursuant to the Separation or as otherwise contemplated by the Separation and Distribution Agreement or the Newmark Holdings limited partnership agreement;

●	to Cantor and members of the Cantor group (1) in connection with a reinvestment in Newmark Holdings or (2) in the event of a termination or bankruptcy of a founding/working partner or limited partnership unit holder or the redemption of a founding/working partner interest or limited partnership unit pursuant to the Newmark Holdings limited partnership agreement;

●	with respect to Newmark Holdings founding/working partner interests, to an eligible recipient, which means any limited partner or member of the Cantor group or any affiliate, employee service provider or partner thereof, in each case as directed by a Newmark Holdings exchangeable limited partner majority in interest (provided that such person or entity is not primarily engaged in a business that competes with Newmark Holdings or its subsidiaries);

●	as otherwise agreed by the general partner and a Newmark Holdings exchangeable limited partner interest majority in interest;

●	pursuant to the Participation Plan;

●	to any then-current founding/working partner or limited partnership unit holder pursuant to the Newmark Holdings limited partnership agreement; or

●	to any Newmark Holdings partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest.

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

Exchanges

Each unit of the Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the current exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9271 as of March 31, 2025.

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

In particular, Cantor has provided that as of March 31, 2025, 209,784 Newmark Holdings founding partner interests will be exchangeable with us for a number of shares of Class A common stock equal to the then-current exchange ratio, in accordance with the terms of the Newmark Holdings limited partnership agreement.

We provide exchangeability for partnership units into shares of our Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

Working partner interests will not be exchangeable with us unless otherwise determined by us with the written consent of a Newmark Holdings exchangeable limited partnership interest majority in interest, currently held by Cantor, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The limited partnership units will only be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such units, which terms and conditions will be determined in our sole discretion, as the General Partner of Newmark Holdings, with the written consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, currently held by Cantor, with respect to the grant of any exchange right, in accordance with the terms of the Newmark Holdings limited partnership agreement.

We refer to BGC Holdings units outstanding as of immediately prior to the Separation and Newmark Holdings units issued in the Separation in respect of such BGC Holdings units as “legacy BGC Holdings units” and “legacy Newmark Holdings units,” respectively. All BGC Holdings units held by Newmark employees and executive officers (including all legacy BGC Holdings units) were redeemed or exchanged through a series of transactions prior to and in connection with BGC’s July 1, 2023 conversion from an “Umbrella Partnership/C-Corporation” structure to a “Full C-Corporation” structure (the “Corporate Conversion”). As a result of the closing of BGC’s Corporate Conversion, there are no longer any BGC Holdings units outstanding.

Notwithstanding the foregoing, to the extent that legacy Newmark Holdings were not exchangeable as of immediately after the Separation, the determination of whether to grant an exchange right with respect to such legacy Newmark Holdings units will be made as follows:

●	if the legacy Newmark Holdings units are held by an employee of the BGC group providing services solely to the BGC group, then BGC Group shall make such determination;

●	if the Newmark Holdings units are held by an employee of the Newmark group providing services solely to the Newmark group, then Newmark shall make such determination; and

●	if the legacy Newmark Holdings units are held by an employee of the BGC group, the Newmark group or the Cantor group providing services to both the BGC group and the Newmark group, then BGC Group shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the BGC group, and Newmark shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the Newmark group. Grants of exchangeability may be made at any time in the discretion of the relevant service recipient, and future grant practices may differ from prior practices, including without limitation in connection with performance achievement, changes in incentive arrangements, accounting principles, and tax laws (including deductibility of compensation) and other applicable laws.

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

In addition, upon a transfer of a Newmark Holdings exchangeable limited partnership interest that is not permitted by the Newmark Holdings limited partnership agreement (see “— Transfers of Interests” below), such interest will cease to be designated as a Newmark Holdings exchangeable limited partnership interest and will automatically be designated as a regular limited partnership interest.

In the case of an exchange of an exchangeable limited partnership interest or a founding partner interest (or portion thereof), the aggregate capital account of the Newmark Holdings unit so exchanged will equal a pro rata portion of the total aggregate capital account of all exchangeable limited partnership units and founding partner units then outstanding, reflecting the portion of all such exchangeable limited partnership units and founding partner units then outstanding represented by the unit so exchanged. The aggregate capital account of such exchanging partner in such partner’s remaining exchangeable limited partnership units and/or founding partner units will be reduced by an equivalent amount. If the aggregate capital account of such partner is insufficient to permit such a reduction without resulting in a negative capital account, the amount of such insufficiency will be satisfied by reallocating capital from the capital accounts of the exchangeable limited partners and the founding partners to the capital account of the unit so exchanged, pro rata based on the number of units underlying the outstanding exchangeable limited partnership interests and the founding partner interests or based on other factors as determined by a Newmark Holdings exchangeable limited partnership interest majority in interest, currently held by Cantor.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9271 as of March 31, 2025. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

As of March 31, 2025 there were 384,738 founding partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor would have the right to purchase an equivalent number of exchangeable limited partnership interests following such redemption or exchange.

Distribution Rights Shares

As previously disclosed, Cantor was obligated to distribute shares (“distribution rights shares”) of Class A common stock to certain current and former partners of Cantor to satisfy certain deferred stock distribution obligations provided to such partners (i) on April 1, 2008, and (ii) on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions. Certain Cantor partners had elected to receive their distributed shares in 2008 and 2012, respectively, and others had elected to defer receipt of their shares until a future date.

On October 23, 2024, Cantor exercised rights with respect to 13,861 exchangeable limited partnerships interests held by it, at the then-current Exchange Ratio of 0.9257, for 12,831 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof for transactions not involving a public offering. Cantor immediately delivered the 12,831 shares of Class A common stock to former partners in satisfaction of their distribution rights shares obligations.

On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9279, for 7,221,277 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and Cantor then immediately delivered those 7,221,277 shares of Class A Common Stock to certain current and former Cantor partners in satisfaction of all its remaining distribution rights obligations to them. After this event, Cantor had no more distribution rights shares obligations.

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

Partner Obligations

Each of the founding/working partners and each of the limited partnership unit holders is subject to certain partner obligations, which we refer to as “partner obligations.” The partner obligations constitute an undertaking by each of the founding/working partners and each of the limited partnership unit holders that they have a duty of loyalty to Newmark Holdings and that, during the period from the date on which a person first becomes a partner through the applicable specified period following the date on which such partner ceases, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

●	breach a founding/working partner’s or limited partnership unit holder’s, as the case may be, duty of loyalty to Newmark Holdings, through the two-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or limited partnership unit holder;

●	while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, engage in, represent in any way, or be connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if: (1) it involves a Client or Client Representative and a service that is the same or similar to a service such partner provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such partner), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the founding/working partner or limited partnership unit holder and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or Partner while a Partner; or (3) the Partner had substantial confidential information of the Newmark Holdings or a Protected Affiliate and the disclosure of such information to the Competing Business is likely to be inevitable;

●	while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, solicit any of the customers of a Protected Affiliate for purposes of engaging in a Competing Business;

●	while a founding/working partner or limited partnership unit holder and through the first (1st)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, induce such customers or their employees to reduce their volume of business with, terminate their relationship with, or otherwise adversely affect their relationship with, a Protected Affiliate;

●	while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, solicit, induce, or influence, or attempt to solicit, induce, or influence, any person who was an employee, member, partner, or consultant of a Protected Affiliate or an affiliate to terminate his/her/their employment or association with any such Protected Affiliate or affiliate or hire, employ, engage (including as a consultant or partner), or otherwise enter into a Competing Business with any such person;

●	while a founding/working partner or limited partnership unit holder and through the fourth (4th)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, make or participate in the making of (including through the limited partner’s or any of its affiliates’ respective agents and representatives) any comments to the media (print, broadcast, electronic or otherwise) that are disparaging regarding Newmark or the senior executive officers of Newmark or are otherwise contrary to the interests of Newmark as determined by the Newmark Holdings general partner in its sole and absolute discretion; or

●	except as permitted with respect to corporate opportunities and fiduciary duties in the Newmark Holdings limited partnership agreement (see “— Corporate Opportunity; Fiduciary Duty” below) take advantage of, or provide another person with the opportunity to take advantage of, a Newmark “corporate opportunity” (as such term would apply to Newmark Holdings if it were a corporation), including opportunities related to intellectual property, which for this purpose requires granting Newmark a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to Newmark Holdings if it were a corporation), that has not been presented to and rejected by Newmark or that Newmark rejects but reserves for possible further action by Newmark in writing, unless otherwise consented to by the Newmark Holdings general partner in writing in its sole and absolute discretion, or otherwise take any action to harm, that harms or that reasonably could be expected to harm, Newmark for a two-year period following the date on which a founding/working partner or a limited partnership unit holder, as the case may be, ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be, including any breach of its confidentiality obligations.

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

(3)	at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, engages in, represents in any way, or is connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if: (1) it involves a Client or Client Representative and a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such founding/working partner or limited partnership unit holder), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the Partner and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or founding/working partner or limited partnership unit holder while a founding/working partner or limited partnership unit holder; or (3) the founding/working partner or limited partnership unit holder had substantial confidential information of Cantor, Newmark or any member of the Cantor group or affiliated entity and the disclosure of such information to the Competing Business is likely to be inevitable.

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

Amendments

The Newmark Holdings limited partnership agreement cannot be amended except with the approval of each of the general partner and the exchangeable limited partners (by the affirmative vote of a Newmark Holdings exchangeable limited partnership interest majority in interest) of Newmark Holdings. In addition, the Newmark Holdings limited partnership agreement cannot be amended to:

●	alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

●	alter the special voting limited partner’s ability to remove a general partner.

The General Partner of Newmark Holdings may authorize any amendment to correct any technically incorrect statement or error apparent on the face thereof in order to further the parties’ intent or to correct any formality or error or incorrect statement or defect in the execution of the Newmark Holdings limited partnership agreement.

Corporate Opportunity; Fiduciary Duty

The Newmark Holdings limited partnership agreement contains similar corporate opportunity provisions to those included in our certificate of incorporation with respect to Newmark, BGC and/or Cantor and their respective representatives. See “— Potential Conflicts of Interest and Competition with BGC and Cantor.”

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

Classes of Interests in Newmark OpCo

Newmark OpCo has the following outstanding interests:

●	a general partnership interest, which is held indirectly by Newmark Holdings;

●	limited partnership interests, which are held by Newmark and Newmark Holdings; and

●	a special voting limited partnership interest, which is held indirectly by Newmark Holdings and which entitles the holder thereof to remove and appoint the general partner of Newmark OpCo.

The general partner of Newmark OpCo determines the aggregate number of authorized units in Newmark OpCo.

Any authorized but unissued units in Newmark OpCo may be issued:

●	to Newmark and/or Newmark Holdings and members of their group, as the case may be, in connection with an investment in Newmark OpCo;

●	to Newmark Holdings or members of its group in connection with a redemption pursuant to the Newmark Holdings limited partnership agreement;

●	as otherwise agreed by each of the general partner and the limited partners (by affirmative vote of the limited partners holding a majority of the units underlying limited partnership interests outstanding of Newmark OpCo (except that if Newmark Holdings and its group holds a majority in interest and Cantor and its group holds a majority of units underlying the Newmark Holdings exchangeable limited partnership interests, then “majority of interest” means Cantor) (which we refer to as a “Newmark OpCo majority in interest”));

●	to Newmark or Newmark Holdings in connection with a grant of equity by Newmark or Newmark Holdings; and

●	to any Newmark OpCo partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest.

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

Amendments

The Newmark OpCo limited partnership agreement cannot be amended except with the approval of each of the general partner and the limited partners (by the affirmative vote of a Newmark OpCo majority in interest) of Newmark OpCo. In addition, the Newmark OpCo limited partnership agreement cannot be amended to:

●	alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in a substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

●	alter the special voting limited partner’s ability to remove a general partner.

The general partner of Newmark OpCo may authorize any amendment to correct any technically incorrect statement or error in order to further the parties’ intent or to correct any formality or error or defect in the execution of the Newmark OpCo limited partnership agreement.

Corporate Opportunity; Fiduciary Duty

The Newmark OpCo limited partnership agreement contains similar corporate opportunity provisions to those included in our certificate of incorporation with respect to Newmark and/or Newmark Holdings and their respective representatives. See “— Potential Conflicts of Interest and Competition with BGC and Cantor.”

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

Adjustment to Exchange Ratio

Each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for a number of shares of Newmark common stock equal to the exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9271 as of March 31, 2025.

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

The Separation and Distribution Agreement provides that in the event that there shall be any Reinvestment Cash (as defined in the Separation and Distribution Agreement) in any fiscal quarter, the exchange ratio shall be adjusted so that it shall be equal to (i) the number of fully diluted outstanding shares of Newmark common stock (as defined in the Separation and Distribution Agreement) as of immediately prior to such adjustment, divided by (ii) the sum of (A) the number of fully diluted outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus (B) the Adjustment Factor (as defined below) for such fiscal quarter, plus (C) the sum of the aggregate Adjustment Factors for all prior fiscal quarters following the initial public offering of Newmark Class A common stock, where:

●	the Adjustment Factor shall be equal to the Reinvestment Cash divided by the Newmark Current Market Price (as defined in the Separation and Distribution Agreement) as of the day prior to the date on which the adjustment to the exchange ratio is made for such fiscal quarter; provided that

●	if, in any subsequent fiscal quarter, the exchange ratio shall be further adjusted and the Newmark Current Market Price as of the day prior to the date on which such further adjustment is made is greater than the Newmark Current Market Price used in the bullet above, then the Adjustment Factor for such prior fiscal quarter shall be re-calculated using such greater Newmark Current Market Price.

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

Subsequent Amendments to Newmark OpCo Limited Partnership Agreement

The Newmark OpCo limited partnership agreement was amended, effective as of December 13, 2017, on March 14, 2018 to adjust certain allocations to certain partnership-owned entities. On June 19, 2018 and September 26, 2018, Newmark OpCo amended and restated its limited partnership agreement in connection with certain concluded transactions.

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

During the term of the administrative services agreement, the parties will provide administrative and technical support services to each other, including:

●	administration and benefits services;

●	employee benefits, human resources and payroll services;

●	financial and operations services;

●	internal auditing services;

●	legal related services;

●	risk and credit services;

●	accounting and general tax services;

●	office space;

●	personnel, hardware and equipment services;

●	communication and data facilities;

●	facilities management services;

●	promotional, sales and marketing services;

●	procuring of insurance coverage; and

●	any miscellaneous services to which the parties reasonably agree.

The administrative services agreement includes provisions for allowing a provider or affiliate to arrange for a third-party to provide for the services.

In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. For the year ended December 31, 2024, allocated expenses were $26.4 million for these services.

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

Certain interests in Newmark Holdings may be exchanged in the future for a number of shares of Newmark Class A common stock or shares of Newmark Class B common stock equal to the exchange ratio (which was 0.9271 as of March 31, 2025), but is subject to adjustments as set forth in the Separation and Distribution Agreement. See above under “— Adjustment to Exchange Ratio.” Certain of these exchanges could result in increases to our share of the tax basis of the tangible and intangible assets of Newmark OpCo that otherwise would not have been available, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

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

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no depreciation or amortization deductions available to us that were attributable to an increase in tax basis (or any imputed interest) as a result of an exchange. The tax receivable agreement will continue until all such tax benefits have been utilized or have expired, unless we (with the approval by a majority of our independent directors) exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if we and Cantor cannot agree upon a value, the agreement will remain in full force and effect. The actual amount and timing of any payment under the tax receivable agreement will vary depending on a number of factors, including the nature of the interests exchanged, the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income.

Any amendment to the tax receivable agreement will be subject to approval by a majority of our independent directors.

Registration Rights Agreement

In connection with the Separation, on December 13, 2017, we entered into a registration rights agreement with BGC Partners and Cantor which provided Cantor, BGC Partners and their respective affiliates (prior to the Spin-Off) and Cantor and its affiliates (after the Spin-Off) registration rights with respect to shares of our Class A common stock, including shares issued or to be issued upon exchange of the Newmark Holdings exchangeable limited partnership interests held by Cantor, shares of our Class A common stock issued or issuable in respect of or in exchange for any shares of our Class B common stock and any other shares of our Class A common stock that may be acquired by Cantor or its affiliates (the “Registration Rights Agreement”). We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

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

Derivative Suits

On August 5, 2022, Robert Garfield filed a complaint in the Delaware Court of Chancery, captioned Robert Garfield v. Howard W. Lutnick, et al. (Case No. 2022-0687) (the “Garfield action”), against the members of the Board and Mr. H. Lutnick in his capacity as Chairman of the Board and controlling stockholder. This derivative complaint alleges that in connection with the December 2021 bonus award, payable over a three-year period, granted to Mr. H. Lutnick: (i) the Board breached its fiduciary duty, (ii) neither the award nor the approval process employed by the Compensation Committee were entirely fair to the Company and its stockholders, and (iii) the members of the Compensation Committee did not exercise independent judgment. The complaint alleges that Mr. H. Lutnick breached his fiduciary duty as Chairman and controlling shareholder by forcing the Company to grant the award and by accepting it. The complaint seeks rescission of the award and other compensation, as well as damages and other relief.

On October 7, 2022, Cardinal Capital Management, LLC filed a complaint in the Delaware Court of Chancery, captioned Cardinal Capital Management, LLC v. Howard W. Lutnick, et al. (Case No. 2022-0909-SG) (the “Cardinal action”), against Mr. H. Lutnick, the members of the Compensation Committee in 2021, who were Virginia S. Bauer, Kenneth A. McIntyre and Michael Snow as members of the Compensation Committee, and Barry Gosin, Michael Rispoli and Stephen Merkel, as Newmark’s executive officers. The derivative complaint alleges that in connection with the Company’s June 2021 partnership units exchange for Mr. H. Lutnick and Officers (as such term is defined in the Cardinal action) and the December 2021 bonus award, payable over a three-year period, granted to Mr. H. Lutnick: (i) the Compensation Committee and Officers breached their fiduciary duties and wasted corporate assets; and (ii) Mr. H. Lutnick and the Officers were unjustly enriched. The complaint also alleges that Mr. H. Lutnick breached his fiduciary duty as Chairman and controlling shareholder, and wasted corporate assets, by forcing the Company to grant the award and by accepting it. The complaint seeks recoupment of the partnership units exchange and the bonus award, as well as damages and other relief.

On December 13, 2022, the Delaware Court of Chancery entered an order consolidating the Garfield and Cardinal actions into a single, consolidated action (Consolidated C.A. No. 2022-0687, hereinafter the “Consolidated Shareholder Action”) deemed to have commenced on August 5, 2022, when the Garfield action was filed. On January 10, 2023, the plaintiffs filed a consolidated amended complaint, whose claims, as well as requested relief, mirror the claims and relief sought in the Cardinal action in all material respects. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved by the Compensation Committee comprised of independent directors (which does not include Mr. H. Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation consultant.

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

The Court of Chancery will consider the proposed settlement and all related matters, including the plaintiffs’ fee award applications, at a hearing on May 5, 2025, at 11:00 a.m. If the Court approves the settlement, the Court will enter judgment, at which time the action will be dismissed with prejudice.

Other Legal Proceedings

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The defendants filed a motion to dismiss and in response, on May 31, 2023, the plaintiffs filed an Amended Class Action Complaint alleging similar allegations as a basis for claims for breach of contract and violation of the Sherman Act. The defendants moved to dismiss the Amended Complaint. On February 23, 2024, the plaintiffs filed a Second Amended Complaint, repleading claims for violation of federal antitrust laws and challenging economic forfeiture and non-compete obligations as violative of federal competition law. On December 2, 2024, the District Court granted the defendants’ motion to dismiss the Second Amended Complaint. On December 16, 2024, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. The parties are in the process of briefing the appeal. The Company continues to believe the lawsuit has no merit and that the District Court’s dismissal of the matter will be affirmed on appeal. However, as with any litigation, the outcome cannot be determined with certainty.

Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark

General

There is overlap in our Board and management with Cantor’s Board of Directors and management, including (i) Mr. Merkel, who serves as both the Chairman of our Board, Executive Vice President and Chief Legal Officer and as Cantor’s Executive Vice Chairman, Executive Managing Director, and General Counsel, and (ii) Mr. K. Lutnick, who is a member of our Board also serves as Cantor’s Executive Vice Chairman and President of CFGM.

Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of April 1, 2025, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 56.8% of our total voting power.

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

Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

●	potential acquisitions and dispositions of businesses;

●	the issuance, acquisition or disposition of securities by us;

●	the election of new or additional directors to our Board of Directors;

●	the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others;

●	any loans to or from us or Cantor;

●	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;

●	intellectual property matters;

●	business combinations involving us; and

●	the nature, quality and pricing of administrative services and transition services to be provided to or by BGC Group or Cantor or their respective affiliates.

Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with Cantor in the future or in connection with Cantor’s desire to enter into new commercial arrangements with third parties.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute Cantor’s voting power in us.

Potential Conflicts Related to Cantor

As noted above, Cantor is able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A and Class B common stock or other securities. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.

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

Cantor has existing real estate-related businesses. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and Cantor may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our real estate capital markets business, there can be no assurance that Cantor’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

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

Potential Conflicts Related to BGC and Cantor

For purposes of the below:

●	“BGC Partners Company” means BGC Partners or any of its affiliates (other than us and our subsidiaries);

●	“Cantor Company” means Cantor or any of its affiliates (other than us and our subsidiaries);

●	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

●	“corporate opportunity” means any business opportunity that we are financially able to undertake, that is, from its nature, in our lines of business, is of practical advantage to us and is one in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Partners Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with our self-interest.

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

In order to address potential conflicts of interest between or among BGC, Cantor and their respective representatives and us, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve BGC and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith. Our certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, or any of the representatives, of a Cantor Company or BGC Partners Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third-party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

No contract, agreement, arrangement or transaction between any BGC Partners Company, any Cantor Company or any of their respective representatives, on the one hand, and us or any of our representatives, on the other hand, will be void or voidable solely because any BGC Partners Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Partners Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to us and our stockholders with respect thereto; and (ii) shall not be liable to us or our stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

●	such contract, agreement, arrangement or transaction is approved by our Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

●	such contract, agreement, arrangement or transaction is approved by our stockholders by the affirmative vote of a majority of the voting power of all of our outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Partners Company or a Cantor Company; or

●	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to us.

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

Potential Changes Relating to Mr. H. Lutnick’s Divestment

In connection with his confirmation as the 41st Secretary of Commerce, Mr. H. Lutnick has stated his intention to divest his interests in our company, Cantor and CFGM to comply with U.S. government ethics rules. We cannot predict the consequences of this divestiture. Further changes in Cantor’s management, and additional potential conflicts of interest, may occur pursuant to Mr. H. Lutnick’s divestiture of his interests, which may impact Cantor’s control over and relationship with us in ways that we cannot currently predict.

Transactions by Cantor with Newmark in Equity Securities

Our Board of Directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to transactions from time to time. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors in certain situations, including if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. Our Board’s intent in determining that Cantor is a “deputized” director is that acquisitions or dispositions by Cantor of shares of our common stock or interests in our common stock from or to us or its majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Transactions with Cantor Commercial Real Estate Company, L.P. (“CCRE”)

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing rights are recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $1 million for the year ended December 31, 2024, which were included as part of “Management services, servicing fee and other” in the consolidated statements of operations included in Part II, Item 8 of the Original 10-K.

Intercompany Credit Agreement with Cantor

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%.

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

7.500% Senior Notes

On January 12, 2024, the Company issued $600.0 million aggregate principal amount of its 7.500% Senior Notes due 2029 (the “7.500% Senior Notes”). The 7.500% Senior Notes are general unsecured obligations of the Company. The 7.500% Senior Notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. The Company used the net proceeds from the issuance of the notes to, among other things, repay all $130.0 million then-outstanding under the Cantor Credit Agreement.

Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes, which purchase was approved by the Audit Committee, and thus far has received $4,687,500 in interest payments on the 7.500% Senior Notes that it holds. On August 8, 2024, the Company filed a registration statement on Form S-3 pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling securityholders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of the date of this Amendment.

Also on August 8, 2024, the Company filed a registration statement on Form S-3 pursuant to which CF&Co and other affiliates of the Company may make offers and sales of the 7.500% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any of our other affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. The Company does not receive any proceeds from market making-activities in the 7.500% Senior Notes by CF&Co or any other affiliates.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee authorized Newmark Holdings Limited (“NHL”), a subsidiary of Newmark, to enter into an agreement with Cantor Fitzgerald Europe (“CFE”) pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s client. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of seven percent (7%) and CFE will be entitled to ten percent (10%) of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals. Newmark did not recognize any revenues from this agreement for the year ended December 31, 2024.

Sublease to Cantor Fitzgerald, L.P.

In June 2024, Cantor entered into a sublease effective as of February 14, 2024. The deal was a twelve year sublease of approximately 6,200 of rentable square feet in San Francisco, California. The sublease was provided at a rate of $36,000 per month. As of December 31, 2024, Newmark received $0.5 million from Cantor.

Employment Matters

Kyle Lutnick

On June 28, 2021, Newmark hired Mr. Kyle Lutnick as a full-time employee, providing for salary, bonus, reimbursement of ordinary course expenses and travel, and a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. For 2024, total compensation under the arrangement was approximately $817,000. As of February 2025, he was no longer employed by the Company or its subsidiaries. His compensation for the period he was employed by the Company in 2025 was approximately $26,000.

Joseph Alvarado and Robert Alvarado

Our Chief Operating Officer Mr. Luis Alvarado’s two sons, Joseph Alvarado and Robert Alvarado, are employed by a subsidiary of Newmark. In 2024, Mr. Joseph Alvarado’s total compensation was approximately $960,000 and Mr. Robert Alvarado’s total compensation was approximately $215,000.

Service Transactions with Executive Officers

From time to time, the Company has provided brokerage services to entities in which Mr. Gosin holds an ownership interest, and from time to time the Company has engaged entities in which Mr. Gosin holds an ownership interest for secretarial and janitorial services. These relationships are generally reviewed against third party rates for similar services and are entered into on an arms-length basis, and Mr. Gosin does not direct the engagement of these entities.

Debt Repurchase Program

On June 16, 2020, our Board of Directors and Audit Committee authorized a debt repurchase program for the repurchase by us of up to $50.0 million of our 6.125% Senior Notes due 2023 that were then outstanding and any future debt securities issued by us thereafter (collectively, “Company debt securities”). Repurchases of Company debt securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.

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

The timing and amount of Company debt securities repurchased under the program, if any, will be at the discretion of management, and will depend on the optimal uses of capital as determined by management, available cash, market conditions, the cost to repurchase such securities as compared to other forms of debt repayment (including debt under our Credit Facility), and other considerations. Therefore, there can be no assurance as to the aggregate principal amount of Company debt securities, if any, repurchased. We may discontinue the repurchase program at any time. As of December 31, 2024, Newmark had $50.0 million remaining under its debt repurchase authorization.

Share Repurchase Program

On February 10, 2022, our Board of Directors and Audit Committee authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $400 million. On November 4, 2024, Newmark’s Board re-authorized repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries by Newmark in an aggregate amount up to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2024, Newmark repurchased 18.6 million shares of Class A common stock and units at an average price of $12.09 per share. As of December 31, 2024, Newmark had $371.9 million, respectively, remaining under its share repurchase and unit purchase authorization.

Referral Fees to Cantor

In September 2021, the Audit Committee authorized Newmark and its subsidiaries to pay referral fees to Cantor and its subsidiaries (other than us and our subsidiaries) in respect of referred business, pursuant to ordinary course arrangements in circumstances where Newmark would customarily pay referral fees to unrelated third parties and where we are paying a referral fee to Cantor in an amount that is no more than the applicable percentage rate set forth in our intra-company referral policies, as then in effect, with such fees to be at referral rates no less favorable to us than would be paid to unrelated third parties. There were no such transactions during the year ended December 31, 2024.

Referral Payment

On January 30, 2025, the Audit Committee authorized one or more subsidiaries of Newmark to receive from CF&Co, or an affiliate thereof, a referral fee payment equal to 0.25% of the notional value of a certain pool of loans previously sold by Flagstar Financing, a third-party Newmark client, to a Cantor subsidiary in connection with Newmark’s referral of such loans to Cantor, resulting in a payment to Newmark of $395,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, during the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Audit fees	$4,262,240	$3,867,768
Audit-related fees	311,600	311,600
Tax fees	59,658	1,599,300
All other fees	—	—

Total	$4,633,498	$5,778,668

“Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and internal control over financial reporting, including audit fees for the Company’s employee benefit plan. Audit-related fees include fees for registration statements. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the other categories.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2024, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2024. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2024 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1**	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

3.1	Second Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2025).

4.2	Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	Second Supplemental Indenture, dated as of January 12, 2024, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

4.4	Form of Newmark Group, Inc. 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

10.1**	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.2	Amendment, dated as of March 10, 2023, to the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2023)

10.3	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.4	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.5	Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.6	Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.7	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12†	Change in Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and H. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.13†	Retention Bonus Agreement by and between H. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)

10.14†	Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2022)

10.15†	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.16	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.17	Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.18	First Amendment, dated December 20, 2023, to the Credit Agreement, dated as of November 30, 2018, by and between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.19	Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.20	First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.21	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.22*	Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

10.23	Consent Letter, dated December 20, 2023, related to the Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.24	Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

10.25†	Second Amended and Restated Employment Agreement, dated as of August 7, 2024, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

10.26†	Amended and Restated Newmark Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

10.27†	Amended and Restated Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

10.28†	Amended and Restated Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

10.29†	Change of Control Agreement, dated February 18, 2025, by and between Stephen Merkel and Newmark Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.30†	Offer Letter, by and between Newmark Holdings, L.P. and Luis Alvarado, dated April 7, 2025. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2025)

19	Newmark Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)

21.1	List of subsidiaries of Newmark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)

97.1	Compensation Recovery Policy of Newmark Group, Inc. (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101	Interactive data file, formatted in Inline XBRL

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2025.

Newmark Group, Inc.

By:	/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer