Form 10-Q
period 2025-03-31
NEWMARK GROUP, INC.
filed 2025-05-09
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2025
Class A Common Stock, par value $0.01 per share	163,266,587 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

1

NEWMARK GROUP, INC.

2

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

DEFINITION

2023 Gosin Employment Agreement	The Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on February 10, 2023

2024 Gosin Employment Agreement	The Second Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 7, 2024

2025 Proxy Statement	Proxy statement for the Company’s 2025 Annual Meeting of Stockholders

6.125% Senior Notes	The Company’s 6.125% Senior Notes which were issued on November 6, 2018, in an original principal amount of $550.0 million and matured on November 15, 2023

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

AI	Artificial intelligence, including machine learning and generative artificial intelligence

ASU	FASB accounting standards update

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark multifamily capital markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

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

Management Services
Newmark’s recurring businesses that are not part the Company’s Servicing and Asset Management platform. Management Services includes fees from businesses such as Occupier Solutions, Property Management, its flexible workspace platform, Valuation & Advisory, Consulting, Title and Escrow Services, and Underwriting & Due Diligence, as well as all pass through revenues

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

Newmark S11	Newmark S11 Holdings, LLC

NOL	Net operating loss

N Units	Non-distributing partnership units of Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs and NPSUs

OECD	Organisation for Economic Co-operation and Development

Official Bank Rate	The rate the Bank of England charges banks and financial institutions for loans with a maturity of one day

OMSRs	Originated mortgage servicing rights

Open Realty	Open Realty Advisors, LLC and Open Realty Properties, LLC, which operate together as a retail real estate advisory firm

OS	Occupier Solutions, which was formerly known as Global Corporate Services, encompasses Newmark’s consulting and outsourcing services lines focused on corporate and other occupiers.

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, BGC Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Preqin	Preqin Ltd.

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

Recurring revenues
Our Management services, servicing fees and other business line, which includes all pass through revenues, as well as fees from Newmark’s servicing business, OS, property management, its flexible workspace platform, and V&A, as well as Spring11. This term may be used interchangeably with “recurring businesses” or “resilient businesses”

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

Standing Policy
In March 2018, Newmark’s Compensation Committee and Audit Committee approved Mr. Howard W. Lutnick’s right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of Newmark Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, global trade relations, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, reductions in government spending, recession fears, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors as a result of the current U.S. presidential administration;
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
•risks inherent in doing business in and expanding into international markets or with international partners, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, the risks of possible nationalization and/or foreign ownership restrictions, compliance with anti-corruption laws, import and export control laws, economic and trade sanctions programs and impacts to cross-border trade and travel, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, the outbreak of hostilities, the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic volatility in the U.K. and Europe, rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions, as well as potential changes in these factors as a result of the current U.S. presidential administration;
•political and/or civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, and tensions with law enforcement, the impact of elections, or other social and political developments, labor unrest, the impact of U.S. government shutdowns or political impasses, and uncertainties regarding the debt ceiling, the federal budget, and the deployment of federal funds, including on HUD, as well as potential changes in these factors as a result of the current U.S. presidential administration;
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

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$157,078	$197,691
Restricted cash	110,564	107,174
Loans held for sale, at fair value	848,044	774,905
Receivables, net	560,723	604,601
Receivables from related parties	—	326
Other current assets (see Note 16)	111,072	87,976
Total current assets	1,787,481	1,772,673
Goodwill	776,626	770,886
Mortgage servicing rights, net	508,587	517,579
Loans, forgivable loans and other receivables from employees and partners, net	866,233	769,395
Right-of-use assets	513,383	500,464
Fixed assets, net	158,963	166,729
Other intangible assets, net	61,127	64,468
Other assets (see Note 16)	175,343	147,926
Total assets	$4,847,743	$4,710,120
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$821,165	$754,308
Accrued compensation	362,008	448,183
Accounts payable, accrued expenses and other liabilities (see Note 25)	575,007	577,940
Payables to related parties	6,212	—
Total current liabilities	1,764,392	1,780,431
Long-term debt	770,941	670,673
Right-of-use liabilities	502,331	489,832
Other long-term liabilities (see Note 25)	250,152	231,115
Total liabilities	3,287,816	3,172,051
Commitments and contingencies (see Note 27)
Redeemable partnership interests	12,936	13,900
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 236,968,202 and 224,490,246 shares issued at March 31, 2025 and December 31, 2024, respectively, and 161,924,550 and 149,506,832 shares outstanding at March 31, 2025 and December 31, 2024, respectively	2,370	2,245
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at March 31, 2025 and December 31, 2024, convertible into Class A common stock	212	212
Additional paid-in capital	878,539	753,001
Retained earnings	1,193,099	1,207,285
Treasury stock at cost: 75,043,652 and 74,983,414 shares of Class A common stock at March 31, 2025 and December 31, 2024, respectively	(746,579)	(745,931)
Accumulated other comprehensive loss	(6,314)	(11,287)
Total stockholders’ equity	1,321,327	1,205,525
Noncontrolling interests	225,664	318,644
Total equity	1,546,991	1,524,169
Total liabilities, redeemable partnership interests, and equity	$4,847,743	$4,710,120

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Management services, servicing fees and other	$283,893	$256,934
Leasing and other commissions	208,074	158,799
Capital markets	173,527	130,766
Total revenues	665,494	546,499
Expenses:
Compensation and employee benefits	399,512	328,195
Equity-based compensation and allocations of net income to limited partnership units and FPUs	74,346	51,443
Total compensation and employee benefits	473,858	379,638
Operating, administrative and other	153,977	137,943
Fees to related parties	9,570	7,541
Depreciation and amortization	46,358	43,975
Total operating expenses	683,763	569,097
Other income (loss), net	750	(14)
Income (loss) from operations	(17,519)	(22,612)
Interest expense, net	(8,483)	(7,220)
Income (loss) before income taxes and noncontrolling interests	(26,002)	(29,832)
Benefit for income taxes	(10,053)	(3,516)
Consolidated net income (loss)	(15,949)	(26,316)
Less: Net income (loss) attributable to noncontrolling interests	(7,183)	(10,062)
Net income (loss) available to common stockholders	$(8,766)	$(16,254)
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$(8,766)	$(16,254)
Basic earnings per share	$(0.05)	$(0.09)
Basic weighted-average shares of common stock outstanding	176,352	174,774
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$(8,766)	$(16,254)
Fully diluted earnings per share	$(0.05)	$(0.09)
Fully diluted weighted-average shares of common stock outstanding	176,352	174,774
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Consolidated net income (loss)	$(15,949)	$(26,316)
Foreign currency translation adjustments	5,927	(2,911)
Comprehensive income (loss), net of tax	(10,022)	(29,227)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(6,229)	(10,646)
Comprehensive income (loss) available to common stockholders	$(3,793)	$(18,581)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2025	$2,245	$212	$753,001	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169
Consolidated net income (loss)	—	—	—	—	(8,766)	—	(7,183)	(15,949)
Foreign currency translation adjustments	—	—	—	—	—	4,973	954	5,927
Dividends to common stockholders	—	—	—	—	(5,420)	—	—	(5,420)
Exchange of Cantor Units for Newmark Class A common stock, 7,221,277 shares	72	—	90,030	—	—	—	(90,102)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(11,198)	(11,198)
Grant of exchangeability, redemption and issuance of Class A common stock, 5,256,679 shares	53	—	23,634	—	—	—	12,492	36,179
Contributions of capital to and from Cantor for equity-based compensation	—	—	(700)	—	—	—	(128)	(828)
Forfeiture of Class A common stock, 60,238 shares	—	—	23	(648)	—	—	(115)	(740)
Restricted stock units compensation	—	—	9,940	—	—	—	1,821	11,761
Other	—	—	2,611	—	—	—	479	3,090
Balance, March 31, 2025	$2,370	$212	$878,539	$(746,579)	$1,193,099	$(6,314)	$225,664	$1,546,991

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2024	$2,095	$212	$657,736	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net income (loss)	—	—	—	—	(16,254)	—	(10,062)	(26,316)
Foreign currency translation adjustments	—	—	—	—	—	(2,327)	(584)	(2,911)
Dividends to common stockholders	—	—	—	—	(5,232)	—	—	(5,232)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(515)	(515)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,505,636 shares	36	—	26,850	—	—	—	10,534	37,420
Contributions of capital to and from Cantor for equity-based compensation	—	—	(243)	—	—	—	(58)	(301)
Repurchase of 3,463,399 shares of Class A Common Stock	—	—	—	(29,993)	—	—	(7,168)	(37,161)
Restricted stock units compensation	—	—	5,999	—	—	—	1,433	7,432
Balance, March 31, 2024	$2,131	$212	$690,342	$(599,228)	$1,145,189	$(6,882)	$319,334	$1,551,098

	Three Months Ended March 31,
	2025	2024
Dividends declared per share of common stock	$0.03	$0.03
Dividends declared and paid per share of common stock	$0.03	$0.03
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(15,949)	$(26,316)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(18,711)	(19,552)
Depreciation and amortization	46,358	43,975
Provision (benefit) for credit losses on the financial guarantee liability	1,503	1,251
Provision (reversal) for doubtful accounts	1,559	(910)
Equity-based compensation and allocation of net income to limited partnership units and FPUs	74,346	51,443
Employee loan amortization and other non-cash compensation expense	32,359	31,198
Deferred tax provision (benefit)	—	(136)
Non-cash changes in acquisition related earn-outs	188	383
Unrealized (gains) on loans held for sale	(20,121)	(9,203)
Loan originations—loans held for sale	(1,737,433)	(1,567,047)
Loan sales—loans held for sale	1,684,416	1,599,527
Other	(42)	6,287
Consolidated net income (loss), adjusted for non-cash and non-operating items	48,473	110,900
Changes in operating assets and liabilities:
Receivables, net	42,320	99,005
Loans, forgivable loans and other receivables from employees and partners, net	(122,330)	(161,074)
Right-of-use assets	(12,919)	28,244
Receivable from related parties	326	—
Other assets	(62,464)	(4,271)
Accrued compensation	(115,978)	(96,503)
Right-of-use liability	10,178	(32,192)
Accounts payable, accrued expenses and other liabilities	26,778	(15,820)
Payables to related parties	6,212	2,928
Net cash used in operating activities	(179,404)	(68,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable investments	—	(312)
Purchases of fixed assets	(5,444)	(7,042)
Net cash used in investing activities	(5,444)	(7,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	1,737,433	1,567,047
Principal payments on warehouse facilities	(1,670,576)	(1,572,251)
Borrowing of debt	115,000	700,000
Repayment of debt	(15,000)	(575,000)
Treasury stock repurchases	—	(37,161)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(12,869)	(16,225)
Dividends to stockholders	(5,420)	(5,232)
Payments on acquisition earn-outs	(943)	—
Deferred financing costs	—	(5,038)
Net cash provided by financing activities	147,625	56,140
Net increase (decrease) in cash and cash equivalents and restricted cash	(37,223)	(19,997)
Cash and cash equivalents and restricted cash at beginning of period	304,865	258,706
Cash and cash equivalents and restricted cash at end of period	$267,642	$238,709

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,337	$2,838
Taxes	$4,700	$5,259
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$46,715	$3,535

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

(1)    Organization and Basis of Presentation

Newmark Group, Inc., a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P., the operating partnership. Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. Newmark offers a diverse array of integrated services and products designed to meet the full needs of its clients. Newmark’s investor/owner services and products include capital markets, which consists of investment sales and commercial mortgage origination (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties), landlord (or agency) representation leasing, valuation and advisory, property management and flexible workspace solutions for owners, a leading commercial real estate technology platform and capabilities for owners, due diligence consulting and other advisory services, GSEs and FHA multifamily lending and loan servicing, limited and special loan servicing and asset management, and business rates for U.K. property owners. Newmark’s corporate or occupier services and products include tenant representation leasing, OS, which provides integrated client solutions typically under long-term agreements, including project management, transaction management, lease administration, and facilities management, as well as corporate consulting services with respect to clients’ needs across real estate and supply chain optimization, site selection, workplace strategy, and occupancy, flexible workspace solutions for occupiers, and business rates for U.K. occupiers. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor and Newmark pursuant to services agreements with Cantor (see Note 23 — “Related Party Transactions”), representing valid receivables and liabilities of Newmark which are periodically cash settled, have been included on the accompanying unaudited condensed consolidated financial statements as either receivables from or payables to related parties.

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related to, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor’s overhead costs, are included as Fees to related parties expenses on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on services agreements with Cantor which reflect the utilization of services provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 23 — “Related Party Transactions” for an additional discussion of expense allocations).

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. Newmark adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. Refer to Note 3—“Summary of Significant Accounting Policies.” The adoption of this guidance did not have an impact on the accompanying unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard is intended to reduce the complexity in determining whether profits interests and similar awards are in the scope of ASC 718 and to reduce diversity in practice. The new guidance applies to all reporting entities that grant profits interest awards or similar awards to employees or nonemployees in exchange for goods or services. The ASU adds an example to ASC 718 that illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or another accounting standard. Newmark adopted the standard on the required effective date beginning on January 1, 2025 using a prospective transition method for profits interest awards granted or modified on or after the effective date. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. Newmark adopted the standard on the required effective date beginning on January 1, 2025 using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for Newmark on May 28, 2024 and phased in starting in 2025. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the accompanying unaudited condensed consolidated financial statements.

(2)    Limited Partnership Interests in Newmark Holdings and BGC Holdings

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. In connection with the Separation and BGC Holdings Distribution, holders of BGC Holdings partnership interests received partnership interests in Newmark

Holdings, described below (see Note 23 — “Related Party Transactions”). These collectively represented all of the limited partnership interests in BGC Holdings and Newmark Holdings at the time.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of March 31, 2025, the Exchange Ratio equaled 0.9271.

On November 15, 2022, BGC Group, BGC Partners, and BGC Holdings and other affiliated entities entered into a corporate conversion agreement, which was amended as of March 29, 2023, in order to reorganize and simplify the organizational structure of the BGC entities by converting BGC Partners from an “Up-C” to a “Full C-Corporation” through the Corporate Conversion. On July 1, 2023, the Corporate Conversion was completed. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc. There are no longer any BGC Holdings units outstanding.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of March 31, 2025 are exchangeable for up to 18.3 million shares of Newmark Class B common stock, which are convertible into Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of March 31, 2025, the Exchange Ratio equaled 0.9271.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes made to Newmark’s significant accounting policies during the three months ended March 31, 2025.

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

Leasing and Other Commissions:
Commissions from real estate lease brokerage transactions are typically recognized at a point in time on the date the lease is signed, if deemed not subject to significant reversal. The date the lease is signed represents the transfer of control and satisfaction of the performance obligation as the tenant has been secured. Commission payments may be due entirely upon lease execution or may be paid in installments upon the resolution of a future contingency (e.g., tenant move-in or payment of first month’s rent).

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three months ended March 31, 2025 and 2024, there was an increase in the CECL related provision of $1.5 million and $1.2 million, respectively. The balance of the financial guarantee liabilities was $27.8 million and $26.3 million as of March 31, 2025 and December 31, 2024, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three months ended March 31, 2025 and 2024, there was a decrease in the CECL related provision of $2.0 million and $1.6 million, respectively. The balance of the reserve was $12.4 million and $14.4 million, respectively, as of March 31, 2025 and December 31, 2024 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both March 31, 2025 and December 31, 2024, the balance of this reserve was $8.8 million and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period amounts to conform to current period presentation. These reclassifications had no effect on the reported results of operations. “Commercial mortgage origination, net” and “Investment sales” have been combined into one line, “Capital markets.” For the three months ended March 31, 2024, $70.8 million of Investment sales, and $59.9 million of Commercial mortgage origination, net, was combined into $130.8 million of Capital markets.

Segment and Geographic Information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services, as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of March 31, 2025, the Company has identified the Chief Executive Officer as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation.

For the three months ended March 31, 2025 and 2024, the Company had total revenue of $665.5 million and $546.5 million, respectively (which included $8.3 million and $6.9 million, respectively, of interest income on loans held for sale). For the three months ended March 31, 2025 and 2024, the Company’s significant expenses included $473.9 million and $379.6 million, respectively, of Compensation and employee benefits (which included $74.3 million and $51.4 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $209.9 million and $189.5 million, respectively, of non-compensation related operating expenses (which included $46.4 million and $44.0 million, respectively, of depreciation and amortization and $9.6 million and $7.5 million, respectively, of fees to related parties). For the three months ended March 31, 2025 and 2024, the company had Interest expense, net of $8.5 million and $7.2 million, respectively, and other income (loss) of $750.0 thousand and $(14.0) thousand, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, the Company had total assets of $4.8 billion and $4.7 billion, respectively. See the Company’s consolidated balance sheets for more information.

The chief operating decision-maker evaluates the operating results and revenue of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Management services, servicing fees and other	$283,893	$256,934
Leasing and other commissions	208,074	158,799
Capital markets	173,527	130,766
Revenues	$665,494	$546,499
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
U.S.	$574,950	$461,462
U.K.	54,631	50,373
Other (1)	35,913	34,664
Revenues	$665,494	$546,499
(1) Other includes Asia, Other Europe and Other Americas.

(4)    Earnings Per Share and Weighted-Average Shares Outstanding

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Net income (loss) available to common stockholders	$(8,766)	$(16,254)
Basic weighted-average shares of common stock outstanding	176,352	174,774
Basic earnings per share	$(0.05)	$(0.09)

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$(8,766)	$(16,254)
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	—	—
Net income (loss) for fully diluted shares	$(8,766)	$(16,254)
Weighted-average shares:
Common stock outstanding	176,352	174,774
Partnership units(1)	—	—
RSUs (Treasury stock method)	—	—
Newmark exchange shares	—	—
Fully diluted weighted-average shares of common stock outstanding	176,352	174,774
Fully diluted earnings per share	$(0.05)	$(0.09)
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three months ended March 31, 2025 and 2024, 79.0 million and 81.1 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(5)    Stock Transactions and Unit Purchases

As of March 31, 2025, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended March 31,
	2025	2024
Shares outstanding at beginning of period	149,506,832	152,639,359
Share issuances:
LPU redemption/exchange	10,550,529	2,189,183
Issuance of Class A common stock for Newmark RSUs	1,370,555	1,070,027
Other	496,634	246,426
Treasury stock repurchases	—	(3,463,399)
Shares outstanding at end of period	161,924,550	152,681,596

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of both March 31, 2025 and December 31, 2024, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On November 4, 2024, Newmark’s Board re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries by Newmark in an aggregate amount up to $400.0 million.

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three months ended March 31, 2025, Newmark did not make any repurchases of shares or units. During the three months ended March 31, 2024, Newmark repurchased 3.5 million shares of Class A common stock at an average price of $10.73 per share. As of March 31, 2025, Newmark had 371.9 million remaining from its share repurchase and unit purchase authorization.

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of period:	$13,900	$16,244
Income allocation	—	1,428
Distributions of income	(385)	(1,196)
Issuance and other	(579)	(2,576)
Balance at end of period	$12,936	$13,900

(6)    Investments

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

The carrying values of these investments were $5.2 million as of March 31, 2025 and December 31, 2024, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. Newmark did not recognize any realized and unrealized gains (losses) for the three months ended March 31, 2025 and 2024. Additionally, the Company made no additional investments during the three months ended March 31, 2025 and 2024.

(7)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of March 31, 2025 and December 31, 2024, Newmark had met all capital requirements. As of March 31, 2025 and December 31, 2024, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $395.0 million and $370.2 million, respectively, as of March 31, 2025 and December 31, 2024.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of March 31, 2025 and December 31, 2024, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.4 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(8)    Loans Held for Sale, at Fair Value

Loans held for sale, at fair value represent originated loans that are typically financed by short-term warehouse facilities (see Note 17 — “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises”) and sold within 45 days from the date the mortgage loan is funded. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying unaudited condensed consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. Electing to use fair value allows a better offset of the change in the fair value of the loans and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	March 31, 2025	December 31, 2024
Cost Basis	$827,923	$764,667
Fair Value	848,044	774,905

As of March 31, 2025 and December 31, 2024, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both March 31, 2025 and December 31, 2024, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended March 31,
	2025	2024
Interest income on loans held for sale	$8,307	$6,882
Gains (losses) recognized on change in fair value on loans held for sale	20,121	9,203

(9)    Derivatives

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	March 31, 2025			December 31, 2024
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$4,679	$295	$265,848	$1,010	$1,350	$81,717
Forward Sales Contracts	1,463	8,715	1,093,771	7,491	3,253	846,384
Total	$6,142	$9,010	$1,359,619	$8,501	$4,603	$928,101
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $1.0 million and $0.5 million of expenses for the three months ended March 31, 2025 and 2024, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended March 31,
		2025	2024
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital markets	5,418	2,029
Rate lock commitments	Compensation and employee benefits	(1,034)	(470)
Forward Sale Contracts	Capital markets	(7,252)	1,275
Total		$(2,868)	$2,834

Derivative assets and derivative liabilities are included in “Other current assets” and “Accounts payable, accrued expenses and other liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

(10)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers:
Leasing and other commissions	$208,074	$158,799
Investment sales	92,858	70,823
Mortgage brokerage and debt placement	37,186	27,100
Management services	218,112	193,437
Total	$556,230	$450,159
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$21,403	$16,144
Loan originations related fees and sales premiums, net	22,080	16,699
Servicing fees and other	65,781	63,497
Total	$665,494	$546,499
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at March 31, 2025 and December 31, 2024 was $0.8 million and $1.3 million, respectively. During the three months ended March 31, 2025 and 2024, Newmark recognized revenue of $0.5 million and $0.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of March 31, 2025 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $165.2 million. Over half of the remaining performance obligations as of March 31, 2025 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of March 31, 2025 are as follows (in thousands):

2025	$86,292
2026	53,094
2027	18,336
2028	6,761
2029	752
Thereafter	—
Total	$165,235

(11)    Capital markets

Capital markets consists of the following activity (in thousands):

	Three Months Ended March 31,
	2025	2024
Investment sales	$92,858	$70,823
Fair value of expected net future cash flows from servicing recognized at commitment, net	21,403	16,144
Loan originations related fees and sales premiums, net	22,080	16,699
Mortgage brokerage and debt placement	37,186	27,100
Total	$173,527	$130,766

(12)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended March 31,
Mortgage Servicing Rights	2025	2024
Beginning Balance	$520,487	$534,390
Additions	18,711	19,552
Amortization	(28,393)	(28,363)
Ending Balance	$510,805	$525,579

Valuation Allowance
Beginning Balance	$(2,908)	$(3,187)
Decrease (increase)	690	(520)
Ending Balance	$(2,218)	$(3,707)
Net Balance	$508,587	$521,872

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Servicing fees	$44,543	$41,956
Escrow interest and placement fees	12,242	14,190
Ancillary fees	689	468
Total	$57,474	$56,614

 Newmark’s primary servicing portfolio as of March 31, 2025 and December 31, 2024 was $68.5 billion and $67.4 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of March 31, 2025 and December 31, 2024 was $6.1 billion and $6.5 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.5 billion as of both March 31, 2025 and December 31, 2024, respectively.

The estimated fair value of the MSRs as of March 31, 2025 and December 31, 2024 was $656.8 million and $658.1 million, respectively.

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

The discount rates used in measuring fair value for the three months ended March 31, 2025 and year ended December 31, 2024 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.3 million and $32.0 million, respectively, as of March 31, 2025, and by $16.6 million and $32.5 million, respectively, as of December 31, 2024.

(13)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2024	$776,547
Measurement period and currency translation adjustments	(5,661)
Balance, December 31, 2024	$770,886
Measurement period and currency translation adjustments	5,740
Balance, March 31, 2025	$776,626

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2024, which did not result in a goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,582	(12,210)	372	0.4
Non-contractual customers	30,131	(19,815)	10,316	6.8
Non-compete agreements	12,577	(8,526)	4,051	3.6
Contractual customers	60,871	(33,874)	26,997	2.6
Other	4,617	(3,466)	1,151	7.8
Total	$139,018	$(77,891)	$61,127	3.7

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,423	(11,628)	795	0.5
Non-contractual customers	30,131	(19,280)	10,851	7.1
Non-compete agreements	12,423	(8,131)	4,292	3.8
Contractual customers	59,527	(30,517)	29,010	2.9
Other	4,611	(3,331)	1,280	8.3
Total	$137,355	$(72,887)	$64,468	3.9

Intangible amortization expense for the three months ended March 31, 2025 and 2024 was $4.2 million and $4.4 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of March 31, 2025 was as follows (in thousands):

2025	$11,345
2026	11,992
2027	8,650
2028	4,722
2029	3,068
Thereafter	3,110
Total	$42,887

(14)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements, furniture and fixtures, and other fixed assets	$252,817	$254,337
Software, including software development costs	67,469	64,680
Computer and communications equipment	41,690	41,144
Total, cost	361,976	360,161
Accumulated depreciation and amortization	(203,013)	(193,432)
Total, net	$158,963	$166,729

Depreciation expense for the three months ended March 31, 2025 and 2024 was $15.2 million and $11.4 million, respectively. Newmark recorded impairment charges of $6.4 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended March 31, 2025 and 2024 were $2.4 million and $2.0 million, respectively. Amortization of software development costs totaled $2.0 million and $0.9 million, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(15)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to seventeen years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2025.

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

The Company determines whether an arrangement is a lease or includes a lease at the contract inception by evaluating whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the Company has the right to obtain substantially all of the economic benefits from, and can direct the use of, the identified asset for a period of time, the Company accounts for the identified asset as a lease. The Company has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases. The primary non-

lease component that is combined with a lease component represents operating expenses such as utilities, maintenance or management fees.

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

Total lease liability as of March 31, 2025 was $608.4 million. Of the total amount, $137.5 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $20.5 million of guarantees and/or letters of credit with exposure to Newmark. There was an additional $10.0 million of guarantees and/or letters of credit related to lease liabilities not in consolidated SPVs. In addition, Newmark has contracted future customer revenues and sub-lease income as of March 31, 2025 amounting to approximately $177.1 million.

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

Operating lease costs were $33.8 million and $33.5 million for the three months ended March 31, 2025 and 2024, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the three months ended March 31, 2025 and 2024 included payments of $33.8 million and $31.8 million for operating lease liabilities, respectively. As of both March 31, 2025 and December 31, 2024, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended March 31, 2025 and 2024, Newmark had short-term lease expense of $0.3 million and $0.4 million, respectively. For the three months ended March 31, 2025 and 2024, Newmark had sublease income of $0.9 million and $0.6 million, respectively. For the three months ended March 31, 2025 and 2024, Newmark did not record lease impairment charges.

The weighted-average discount rate as of March 31, 2025 and December 31, 2024 was 5.14% and 5.02%, respectively, and the remaining weighted-average lease term was 6.6 years and 5.7 years, respectively.

As of March 31, 2025 and December 31, 2024, Newmark had operating lease Right-of-use assets of $513.4 million and $500.5 million, respectively, and operating lease Right-of-use liabilities of $106.1 million and $108.4 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $502.3 million and $489.8 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended March 31, 2025 and 2024, was $41.9 million and $41.7 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2041. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

March 31, 2025
2025	$102,875
2026	125,191
2027	114,462
2028	101,712
2029	78,389
Thereafter	210,646
Total lease payments	$733,275
Less: Interest	136,705
Present value of lease liability	$596,570

(16)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Derivative assets	$6,142	$8,501
Prepaid expenses	60,898	51,481
Other taxes	12,467	2,973
Rent and other deposits	21,327	20,333
Other	10,238	4,688
Total	$111,072	$87,976

Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred tax assets (1)	$119,513	$98,912
Non-marketable investments	5,213	5,213
Other tax receivables	10,553	8,900
Advances on long-term contracts	10,550	10,550
Other	29,514	24,351
Total	$175,343	$147,926
(1) Deferred tax assets includes $20.6 million of a tax receivable relating to the tax receivable agreement with Cantor. There is an offsetting related liability to Cantor of $17.5 million included in other long-term liabilities on the condensed consolidated balance sheets.

(17)    Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

Newmark uses its warehouse facilities and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC.

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at March 31, 2025	Balance at December 31, 2024	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 6, 2025 (1)	$450,000	$300,000	$81,717	$35,841	130 bps	Variable
Warehouse facility due September 25, 2025	200,000	200,000	164,115	143,470	130 bps	Variable
Warehouse facility due October 4, 2025	800,000	600,000	575,333	416,908	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	—	158,089	115 bps	Variable
Total	$1,450,000	$1,600,000	$821,165	$754,308
(1)On May 6, 2025, the warehouse line was renewed, extending the maturity date to May 5, 2026.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both March 31, 2025 and December 31, 2024.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(18)    Debt

Debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
7.500% Senior Notes	$595,941	$595,673
Credit Facility	175,000	75,000
Long-term debt	770,941	670,673
Total corporate debt	$770,941	$670,673

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal balance	$600,000	$600,000
Less: debt issue cost	4,059	4,327
Total	$595,941	$595,673

Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$11,250	$9,875
Debt issue cost amortization	268	221
Total	$11,518	$10,096

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

Interest expense, amortization of debt issue costs and acceleration of debt issuance costs of the Delayed Draw Term Loan, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations was $3.7 million for the three months ended March 31, 2024.

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of March 31, 2025, Newmark had $50.0 million remaining under its debt repurchase authorization.

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Agreement provided for a $250.0 million three-year unsecured senior revolving credit facility.

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

As of March 31, 2025, there were $175.0 million of borrowings outstanding under the Credit Facility. As of March 31, 2025, borrowings under the Credit Facility carried an interest rate of 5.92%, with a weighted-average interest rate of 5.92% for the three months ended March 31, 2025. During the three months ended March 31, 2025, there were $115.0 million of borrowings and $15.0 million of repayments. As of December 31, 2024, there were $75.0 million of borrowings under the Credit Facility. As of December 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.15%, with a weighted-average interest rate for the year ended December 31, 2024 of 6.66%. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense and amortization of debt issue costs of the Credit

Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$2,023	$308
Debt issue cost amortization	354	264
Unused facility fee	243	312
Total	$2,620	$884

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then-outstanding under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of March 31, 2025, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both March 31, 2025 and December 31, 2024, respectively.

(19)    Financial Guarantee Liability

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

At March 31, 2025, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $32.7 billion with a maximum potential loss of approximately $10.2 billion. At December 31, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $32.1 billion with a maximum potential loss of approximately $10.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three months ended March 31, 2025 and 2024, there were increases in the provision for expected credit losses of $1.5 million and $1.3 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of March 31, 2025, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.5 million. Proceeds from the liquidation of the asset was estimated to be approximately $3.5 million based on Newmark’s current estimate of fair value. Newmark’s share of the loss was estimated at $1.0 million.

As of December 31, 2024, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $2.1 million. Proceeds from the liquidation of the asset was estimated to be approximately $6.1 million based on Newmark’s estimate of fair value. Newmark’s share of the loss was estimated at $0.2 million. During the year ended December 31, 2024, Newmark settled its share of the loss on one credit risk loan for $0.3 million that was in foreclosure as of December 31, 2023.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2024	$28,551
Provision for expected credit losses	(1,891)
Credit loss settlement	(345)
Balance, December 31, 2024	$26,315
Provision for expected credit losses	1,503
Balance, March 31, 2025	$27,818

(20)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 19 — “Financial Guarantee Liability”). As of March 31, 2025, 18% and 13% of $10.2 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2024, 18% and 13% of $10.0 billion of the maximum loss was for properties located in California and Texas, respectively.

(21)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.2 billion and $1.5 billion, as of March 31, 2025 and December 31, 2024, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

(22)    Fair Value of Financial Assets and Liabilities

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$58	$—	$—	$58
Loans held for sale, at fair value	—	848,044	—	848,044
Rate lock commitments	—	—	4,679	4,679
Forward Sales Contracts	—	—	1,463	1,463
Total	$58	$848,044	$6,142	$854,244
Liabilities:
Contingent consideration	—	—	22,927	22,927
Rate lock commitments	—	—	295	295
Forward Sales Contracts	—	—	8,715	8,715
Total	$—	$—	$31,937	$31,937

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$93	$—	$—	$93
Loans held for sale, at fair value	—	774,905	—	774,905
Rate lock commitments	—	—	1,010	1,010
Forward Sales Contracts	—	—	7,491	7,491
Total	$93	$774,905	$8,501	$783,499
Liabilities:
Contingent consideration	$—	$—	$21,935	$21,935
Rate lock commitments	—	—	1,350	1,350
Forwards Sales Contracts	—	—	3,253	3,253
Total	$—	$—	$26,538	$26,538

There were no transfers among Level 1, Level 2 and Level 3 for the three months ended March 31, 2025 and 2024, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of March 31, 2025
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$1,010	$4,679	$—	$(1,010)	$4,679	$4,679
Forward Sales Contracts	7,491	1,463	—	(7,491)	1,463	1,463
Total	$8,501	$6,142	$—	$(8,501)	$6,142	$6,142

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$21,935	$992	$—	$—	$22,927	$992
Rate lock commitments	1,350	295	—	(1,350)	295	295
Forward Sales Contracts	3,253	8,715	—	(3,253)	8,715	8,715
Total	$26,538	$10,002	$—	$(4,603)	$31,937	$10,002

	As of December 31, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$1,010	$—	$(9,604)	$1,010	$1,010
Forward Sales Contracts	1,259	7,491	—	(1,259)	7,491	$7,491
Total	$10,863	$8,501	$—	$(10,863)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$(3,236)	$—	$(569)	$21,935	$(3,236)
Rate lock commitments	1,023	1,350	—	(1,023)	1,350	1,350
Forward Sales Contracts	20,304	3,253	—	(20,304)	3,253	3,253
Total	$47,067	$1,367	$—	$(21,896)	$26,538	$1,367

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

March 31, 2025
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$22,927	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$1,463	$8,715	Counterparty credit risk	N/A		N/A
Rate lock commitments	$4,679	$295	Counterparty credit risk	N/A		N/A

December 31, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$21,935	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$7,491	$3,253	Counterparty credit risk	N/A		N/A
Rate lock commitments	$1,010	$1,350	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of March 31, 2025 and December 31, 2024 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2025 and December 31, 2024, the present value of expected payments related to Newmark’s contingent consideration was $22.9 million and $21.9 million, respectively (see Note 27 — “Commitments and Contingencies”). As of March 31, 2025 and December 31, 2024, the undiscounted value of the payments, assuming that all contingencies are met, would be $26.2 million and $25.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $5.2 million and $5.2 million as of March 31, 2025 and December 31, 2024, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(23)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $9.6 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of March 31, 2025 and December 31, 2024, the aggregate balance of employee loans was $866.2 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2025 and 2024 was $25.5 million and $24.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, which were included as part of “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations.

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

(d)    Transactions with Executive Officers and Directors

Howard W. Lutnick, Former Executive Chairman

On February 5, 2025, the Compensation Committee granted Mr. Lutnick 1,148,970 exchange rights with respect to 1,148,970 previously awarded PSUs that were previously non-exchangeable. Also on February 5, 2025, in connection with and immediately following the grant of the 1,148,970 exchange rights, Mr. Lutnick exercised exchange rights with respect to 2,859,437 PSUs, at the then-current exchange ratio of 0.9279 shares per Newmark Holdings unit, for 2,653,272 shares of Class A common stock, delivered less 1,343,905 shares withheld by Newmark for taxes at $14.14 per share, in the amount of 1,309,367 net shares.

On January 13, 2025, the Compensation Committee granted Mr. Lutnick 419,112 shares of Class A common stock under the Equity Plan, delivered less 232,380 shares withheld by Newmark for taxes at $11.93 per share, in the amount of 186,732 net shares.

On January 2, 2025, pursuant to the Standing Policy, and in connection with a grant of exchangeability made to Newmark Holdings units held by Mr. Gosin pursuant to the terms of the 2024 Gosin Employment Agreement, the Company granted exchange rights and monetization rights to Mr. Lutnick, and he elected to accept 101,133 exchange rights with respect to 101,133 previously awarded PSUs that were previously non-exchangeable. As of February 18, 2025, the date that Mr. Lutnick stepped down from his positions with the Company, and as of March 31, 2025, Mr. Lutnick’s balance under the Standing Policy was zero.

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

The Retention Bonus Agreement provided for an aggregate cash payment of $50 million, which was paid as follows: $20 million within three days of the date of the Retention Bonus Agreement and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. As of December 31, 2024, all payment obligations by the Company to Mr. Lutnick under the Retention Bonus Agreement had been fully performed.

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

On December 31, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,240,901 Newmark Holdings PSUs as adjusted by the then-applicable exchange ratio of 0.9231 pursuant to the 2023 Gosin Employment Agreement.

Pursuant to the 2023 Gosin Employment Agreement, on April 1, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,237,644 Newmark Holdings PSUs as adjusted by the then-applicable exchange ratio of 0.9252. On December 31, 2023, Mr. Gosin received exchange rights on 1/7th of the 1,237,644 Newmark Holdings PSUs converted on April 1, 2023, resulting in 176,804 exchangeable Newmark Holdings PSUs.

Pursuant to the 2023 Gosin Employment Agreement, on March 30, 2023, (a) 203,186 of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 189,024 shares of Class A common stock of Newmark were issued, as adjusted by the then-applicable exchange ratio of 0.9303, and (b) $3,125,001 associated with Mr. Gosin’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

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

Michael J. Rispoli, Chief Financial Officer

On October 1, 2024, Mr. Rispoli received exchangeability on 4,378 PSUs and 4,378 PPSUs, in accordance with the previously approved monetization schedule in connection with the signing of his employment agreement.
On October 1, 2023, Mr. Rispoli received exchangeability on 6,563 PSUs and 2,194 PPSUs, in accordance with the previously approved monetization schedule in connection with the signing of his employment agreement, as described below.

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

In connection with signing the employment agreement on September 29, 2022, Mr. Rispoli received immediate exchangeability on 25% of his then-currently held 88,079 non-exchangeable PSUs and 87,049 non-exchangeable PPSUs (such 25% totaled 23,560 PPSUs with a value of $283,527 and 20,221 PSUs), and will receive monetization rights on another 25% of such units held as of September 29, 2022, split pro rata into one-fifth (1/5) increments, on or as soon as practicable after October 1 of each of 2023-2027, to the extent such units had not previously been given monetization rights, with each monetization contingent upon Mr. Rispoli performing substantial services exclusively for the Company or any affiliate, remaining a partner in Newmark Holdings, and complying with the terms of his employment agreement and any of his obligations to Newmark Holdings, us or any affiliate through such dates.

Stephen M. Merkel, Chairman of the Board of Directors and Chief Legal Officer

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
Kyle S. Lutnick, Director

On June 28, 2021, Newmark hired Mr. Kyle Lutnick as a full-time employee, providing for salary, bonus, reimbursement of ordinary course expenses and travel, and a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. This employment arrangement was approved by the Audit Committee. As of February 2025, he was no longer employed by the Company or its subsidiaries. His compensation for the period he was employed by the Company in 2025 was approximately $26,000. For 2024, total compensation under the arrangement was approximately $817,000. On February 18, 2025, the Board appointed Mr. Kyle Lutnick to serve as a member of the Board, effective February 18, 2025, for a term to expire at the earlier of the 2025 Annual Meeting of Stockholders of the Company, or until his successor is duly elected and qualified.

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

(f)     Other Related Party Transactions

There were no receivables from related parties as of March 31, 2025. Receivables from related parties were $0.3 million as of December 31, 2024. Payables to related parties were $6.2 million as of March 31, 2025. There were no payables to related parties as of December 31, 2024.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation,” Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 18 — “Debt.”

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of March 31, 2025, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024. The deal was a twelve year sublease of approximately 6,200 of rentable square feet in San Francisco, California. The sublease was provided for a rate of $36,000 per month. As of March 31, 2025, Newmark received $0.1 million from Cantor.

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

Market-Making Registration Statement for CF&Co

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

On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9279, for 7,221,277 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and then immediately delivered those 7,221,277 shares of Class A Common Stock to certain current and former Cantor partners in satisfaction of all its remaining distribution rights obligations.

This transaction is expected to result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that Newmark would otherwise be required to pay in the future. The tax receivable agreement that Newmark entered with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Newmark actually realizes as a result of the transaction. As of March 31, 2025, there was a $20.6 million tax receivable balance included in Other assets and a $17.5 million liability to Cantor included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2025, there were 384,738 Founding Partner interests in Newmark Holdings remaining in which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of March 31, 2025.

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

(24)    Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to primarily the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of the UBT, rests with the partners rather than the partnership entity (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for discussion of partnership interests). Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

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

(25)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$259,766	$272,324
Outside broker payable	63,187	64,897
Payroll taxes payable	136,932	126,289
Corporate taxes payable	—	1,393
Derivative liability	9,010	4,603
Right-of-use liabilities	106,112	108,434
Total	$575,007	$577,940

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$111,653	$111,839
Payroll and other taxes payable	51,309	52,887
Financial guarantee liability	27,818	26,315
Deferred rent	6,955	6,349
Contingent consideration	22,927	21,935
Payable related to tax receivable agreement (1)	17,511	—
Other	11,979	11,790
Total	$250,152	$231,115
(1) There is an offsetting related deferred tax asset of $20.6 million included in other assets on the condensed consolidated balance sheets.

(26)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of March 31, 2025, an aggregate of 500.0 million shares were registered on Forms S-8. As of March 31, 2025, awards with respect to 114.7 million shares had been granted and 385.3 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Issuance of common stock and exchangeability expenses	52,279	36,106
Limited partnership units amortization	9,539	7,347
RSU amortization	12,348	7,759
Total compensation expense	74,166	51,212
Allocations of net income to limited partnership units and FPUs (1)	180	231
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$74,346	$51,443
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

Newmark Holdings Units
Balance, January 1, 2024	42,376,966
Issued	16,440,711
Redeemed/exchanged units	(6,166,506)
Forfeited units/other	(854,717)
Balance, December 31, 2024(1)	51,796,454
Issued	3,861,222
Redeemed/exchanged units	(4,028,594)
Forfeited units/other	(143,235)
March 31, 2025(2)	51,485,847

Total exchangeable units outstanding(1):
December 31, 2024	13,906,798
March 31, 2025	13,000,434
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of March 31, 2025, there were 2.6 million such partnership units in Newmark Holdings outstanding, of which 1.7 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2024, there were 2.7 million such partnership units in Newmark Holdings outstanding, of which 1.8 million units were exchangeable.
(2)As of March 31, 2025, the total Limited Partnership Units included 2.2 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark Class A common stock is as follows:

	Three Months Ended March 31,
	2025	2024
Newmark Holdings Units	4,305,970	3,647,613

Compensation expense related to the issuance of Newmark Class A common stock and grants of exchangeability on Newmark Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Issuance of common stock and exchangeability expenses	$52,279	$36,106

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Notional Value	$158,205	$161,861
Estimated fair value of the post-termination payout(1)	$57,598	$56,210
Outstanding limited partnership units in Newmark Holdings	16,397,773	17,249,585
Outstanding limited partnership units in Newmark Holdings - unvested	5,206,045	5,570,815
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 5.7 million distribution earning limited partnership units and 1.7 million N Units as of March 31, 2025. The aggregate estimated grant date fair value of these awards was $66.0 million as of March 31, 2025. As of March 31, 2025, there was $26.7 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 1.8 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Limited partnership units amortization	$9,539	$7,347

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	March 31, 2025	December 31, 2024
Notional Value	$512	$512
Estimated fair value of limited partnership units (1)	$261	$261
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During both the three months ended March 31, 2025 and 2024, there was no compensation expense (benefit) related to these limited partnership units held by Newmark employees.

During the three months ended March 31, 2025 and 2024, Newmark employees were granted 2.9 million and 3.5 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as share-equivalent grants. During the three months ended March 31, 2025 and 2024, 3.3 million and 2.5 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2024	12,133,105	$8.59	$104,251	4.01	4,883	$4.22	$21	0.87
Granted	2,838,998	9.92	28,159		19,425	6.87	133
Settled units (delivered shares)	(3,118,150)	8.61	(26,850)		(1,243)	4.28	(5)
Forfeited units	(876,228)	8.89	(7,789)		(19,479)	6.88	(134)
Balance, December 31, 2024	10,977,725	$8.91	$97,771	3.83	3,586	$4.08	$15	0.33
Granted	311,983	12.44	3,882		—	—	—
Settled units (delivered shares)	(2,114,503)	8.96	(18,946)		(1,241)	4.28	(5)
Forfeited units	(109,546)	9.62	(1,054)		—	—	—
Balance, March 31, 2025	9,065,659	$9.01	$81,653	3.93	2,345	$3.97	$10	0.17
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
RSU amortization	$12,348	$7,759

As of March 31, 2025, there was $59.4 million of total unrecognized compensation expense related to unvested Newmark RSUs.

(27)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of March 31, 2025 and December 31, 2024, Newmark was committed to fund approximately $0.3 billion and $0.1 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the first quarter of 2025 with contingent consideration of $10.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(28)    Subsequent Events

On April 29, 2025, Newmark declared a qualified quarterly dividend of $0.03 per share payable on May 29, 2025, to Class A and Class B common stockholders of record as of May 14, 2025, which is the same as the ex-dividend date.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2025 and 2024. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Attracting and Retaining Revenue-Generating Headcount. During 2024 and the first quarter of 2025, we continued to solidify what we believe is our position as the platform of choice for many of the real estate industry’s top professionals. In the U.S., U.K., France, Germany, Singapore, and other locations, we attracted some of the most prolific and experienced revenue-generating employees. We believe that these additions further demonstrate the strength of our global brand, and the value of our substantial investments in data, analytics, and talent. Furthermore, our revenue-generating headcount was up modestly year-on-year as of March 31, 2025, after having been relatively flat year-on-year at the end of each of the four previous quarters. Therefore, productivity gains drove the large majority of our total revenue growth, as well as our increased fees across Capital Markets, Leasing, and Valuation & Advisory. Newly added revenue-generating professionals typically take 6 to 18 months to produce meaningful fees. As more of our recently hired team members ramp up, we expect further productivity gains over time.

Continued Trends with Respect to Management services, servicing fees and other. Many of our management services offerings continue to benefit from increased outsourcing by corporations and other occupiers, owners of real estate, lenders, and investment funds. We expect these outsourcing trends to continue for the foreseeable future, which should benefit our recurring revenue businesses, including property management, facilities management, underwriting and due diligence, outsourced lease administration, and property accounting.
Additionally, we operate a high margin and growing loan servicing and asset management business focused on GSE/FHA loans, as well as bank, private credit, and commercial mortgage-backed securities clients. We expect this business to benefit as the overall amount of commercial and multifamily debt outstanding increases, and as Newmark continues to gain origination market share. As of March 31, 2025, our loan servicing and asset management portfolio was $186.4 billion (of which 61.8% was limited servicing and asset management, 36.8% was higher margin primary servicing, and 1.4% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

These factors, combined with our ability to cross sell between our service lines, enabled us to grow our management services and servicing businesses by double digit CAGRs between 2017 and 2024, and to increase our recurring revenues by 10.5% year-on-year in the first quarter of 2025.

Trends in GDP and Job Growth. Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and GDP growth.
According to Bloomberg, U.S. GDP contracted at an annualized rate of 0.3% in the first quarter of 2025, after having expanded by 2.8% in 2024 and 2.9% in 2023. The preliminary estimate from the U.S. Bureau of Economic Analysis stated that the decline “primarily reflected an increase in imports, which are a subtraction in the calculation of GDP, and a decrease in government spending. These movements were partly offset by increases in investment, consumer spending, and exports.” Many economists attribute higher imports to stockpiling in anticipation of tariffs later imposed or announced by the current U.S. administration. According to the April 14, 2025 Bloomberg survey of economists, U.K. GDP is expected to increase by 0.8% year-on-year in the first quarter of 2025, after having expanded by 1.1% and 0.4%, respectively, in 2024 and 2023.

According to Bloomberg, the seasonally adjusted monthly average of U.S. non-farm payroll employment increased by approximately 133,000 in the first quarter of 2024, after having grown by 168,000 and 216,000 in 2023, and 2024, respectively. The March 2025 U.S. unemployment rate (based on U-3) was 4.2% compared with 3.9% a year earlier. The comparable U.K., unemployment rate as of February 2025 (the most recent available) was 4.4% versus 4.2% a year earlier.

Interest Rate Environment. Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden changes in short term interest rates can therefore have pronounced effects on commercial mortgage origination and investment sales volumes.

The ten-year U.S. Treasury yield decreased by approximately 36 basis points quarter on quarter and was roughly flat year-on-year at 4.2% as of March 31, 2025. The ten-year U.K. Gilt yield increased by approximately 11 basis points quarter on quarter and by 74 basis points year-on-year to 4.7% as of March 31, 2025. Subsequent to the end of the first quarter, ten-year U.S. Treasury yields jumped by nearly fifty basis points over the week ending April 11, 2025, following the announcement of new tariffs by the U.S. This increase in yields, along with a rise in interest rate volatility above long term averages (as measured by the ICE BofA MOVE Index), were driven by uncertainty with respect to the magnitude of the impact of higher tariffs on both inflation and GDP growth. Such concerns have also reduced clarity in terms of how fast the FOMC and/or MPC will lower short term rates. For context, ten-year U.S. Treasury and ten-year Gilt yields still remain below their 50-year average through December 31, 2024 of approximately 5.9% and 6.8%, respectively.

As of March 31, 2025, the most commonly cited U.S. and U.K. inflation measures were at 2.4% and 3.2%, respectively, or still higher than the 2% targets set by both the FOMC and MPC. In addition, most economists expect inflation to remain above these targets for the next two years largely due to the expected impact of tariffs, partially offset by the expected slowing of GDP growth. As a result, short-term yields are expected to be higher compared with most of the period from the end of 2008 through early 2022. For example, the April 2025 Bloomberg consensus was for Fed Funds Target rate target rate to be approximately 4.0% and 3.5%, respectively, by the ends of 2025 and 2026, and for the Bank of England’s short-term target rate to be 3.8%, and 3.4%, respectively, over the same period. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 (near the height of the global financial crises) through February 28, 2022 (when the FOMC began raising this rate), and averaged approximately 4.9% and 3.1% over the 50 years and 25 years ended December 31, 2022, respectively. The Official Bank Rate averaged 0.47% from December 31, 2008 through February 28, 2022, and approximately 2.4% and 6.3% over the 25 and 50 years ended December 31, 2024, with both sets of long-term data from Bloomberg.

Industry Leasing Activity. While industrial and retail have increased as a percentage of leasing revenues since 2019, office remains the majority of activity for Newmark and the industry. According to data from Newmark Research and CoStar, U.S. office leasing activity, as measured by the percentage of available inventory leased in a given quarter, increased by approximately 7% year-on-year for 4 and 5 star properties (which roughly corresponds with Class A buildings) and by 5% for other properties, demonstrating a continued preference towards premier locations. CoStar states that first quarter 2025 U.K. office leasing activity was up 25% to more than 10 million square feet. While U.K. activity is still below pre-pandemic averages, the past two quarters were the strongest six-month period for office leasing for the industry since the second half of 2021. With the pipeline of new office construction dropping off dramatically after 2025, the ongoing enhancement of Class B office product, and the conversion of obsolete space into multifamily and other uses, we expect office fundamentals to continue to gradually improve.

We expect demand for office space to be driven by the reset in values due to near-term debt maturities. We also continue to see increased need for office space in an increasing number of markets, led by ongoing return-to-work plans, as well as new demand driven by companies in technology including AI as well as financial services. Placer.ai data for March 2025 indicates that in-person attendance in the U.S. improved to approximately 65% of January 2020 pre-pandemic levels versus 61% a year earlier. Our management services, leasing, origination, and capital markets professionals continue to actively collaborate with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

Based on data from Newmark Research and/or CoStar, U.S. and U.K. industrial leasing activity rose in the first quarter of 2025 ahead of tariff escalations although vacancy also increased. Retail leasing activity has declined over the last several quarters, but the overall market remained tight in the first quarter of 2025, with a 5.2% availability rate across the U.S. Retail REITs continue to report strong leasing numbers, high occupancy, and rising rents due to the lack of prime space available. Against this market backdrop and our 17.9% year-on-year revenue decline from Leasing and other commissions in the first quarter 2024, Newmark’s revenues from Leasing and other commissions increased by 31.0% for the quarter ended March 31, 2025.

Industry Capital Markets Activity. We believe that we once again gained share in Capital Markets as overall industry volumes continued to generally improve. For example, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that U.S. notional investment sales volumes were up by 18% in the U.S. in the first quarter of 2025 compared with a year earlier and that U.S. commercial and multifamily originations increased by 42%. Preliminary MSCI data indicates that European investment sales volumes decreased 11% for the same period, although this source often revises such figures upwards at a later date. Newmark’s first quarter 2025 investment sales and total debt volumes were up year-on-year by approximately 91% and 37%, respectively. Newmark’s origination business dramatically outpaced the industry in the year earlier period. In the first quarter of 2024, the Company’s total debt volumes were up 92%, while the MBA’s Commercial/Multifamily index was flat over the same timeframe.

We have gained considerable Capital Markets share over the past several years. For example, our U.S. investment sales volumes were 9.8% of overall U.S. MSCI volumes over the twelve months ended March 31, 2025, up approximately 130 basis points year-on-year and compared to 3.3% of U.S. MSCI volumes in 2015. According to data or estimates from MSCI, the MBA, and/or Newmark Research, our U.S. Total Debt volumes were 8.7% of U.S. commercial and multifamily mortgage originations over the twelve months ended March 31, 2025, up approximately 190 basis points year-on-year and compared with 1.5% of U.S. industry originations in 2015.

Commercial And Multifamily Mortgage Maturities and Other Drivers. We continue to benefit from the ongoing need for our clients to both refinance existing properties owned by them and to finance investments in properties they seek to own. We expect the record amounts of medium-term commercial and multifamily mortgage maturities and interest rate stabilization to together lead to continued improvement in industry debt volumes, as well as increased investment sales activity. For example, the MBA expects a record $957 billion of U.S. mortgage maturities in 2025 alone, and approximately $2.1 trillion between 2025 and 2027.

Given Newmark’s deep relationships with clients and the strength of our brand, we anticipate further market share gains over time. We recognize, however, that there are potential geopolitical headwinds that may have a dampening effect on industry activity in the near-term.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 26 — “Compensation” and Note 27 — “Commitments and Contingencies” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Newmark is subject to the tax laws and regulations of the U.S. and various non-U.S. jurisdictions. The OECD Pillar Two Framework provides for a minimum global effective tax rate of 15%. The EU Member States formally adopted the EU’s Pillar Two Directive with a subset of rules that became effective January 1, 2024. Other countries are also expected to implement similar legislation. The minimum global effective tax did not have a material impact on our 2024 and 2025 tax rates.

Business Mix and Seasonality

Our pre-tax margins are affected by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA loans, which are included in “Capital markets” in our consolidated statement of operations, tend to be lower, as we retain rights to service loans over time, and because this item includes non-cash GAAP gains attributable to OMSRs, which represent the fair value of expected net future cash flows from servicing recognized at commitment, net. Capital markets transactions tend to have higher pre-tax margins than leasing transactions. Pre-tax earnings margins on our property management and parts of our other OS businesses are at the lower end of margins for the Company as a whole because they include some revenues that equal their related expenses. These revenues represent fully reimbursable compensation and non-compensation costs and may be referred to as “pass through revenues.”

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$283,893	42.7%	$256,934	47.0%
Leasing and other commissions	208,074	31.3	158,799	29.1
Capital markets	173,527	26.1	130,766	23.9
Total revenues	665,494	100.0	546,499	100.0
Expenses:
Compensation and employee benefits	399,512	60.0	328,195	60.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	74,346	11.2	51,443	9.4
Total compensation and employee benefits	473,858	71.2	379,638	69.5
Operating, administrative and other	153,977	23.1	137,943	25.2
Fees to related parties	9,570	1.4	7,541	1.4
Depreciation and amortization	46,358	7.0	43,975	8.0
Total operating expenses	683,763	102.7	569,097	104.1
Other income (loss), net	750	0.1	(14)	—
Income (loss) from operations	(17,519)	(2.6)	(22,612)	(4.1)
Interest expense, net	(8,483)	(1.3)	(7,220)	(1.3)
Income (loss) before income taxes and noncontrolling interests	(26,002)	(3.9)	(29,832)	(5.5)
Provision (benefit) for income taxes	(10,053)	(1.5)	(3,516)	(0.6)
Consolidated net income (loss)	(15,949)	(2.4)	(26,316)	(4.8)
Less: Net income (loss) attributable to noncontrolling interests	(7,183)	(1.1)	(10,062)	(1.8)
Net income (loss) available to common stockholders	$(8,766)	(1.3)%	$(16,254)	(3.0)%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$52,279	7.9%	$36,106	6.6%
Limited partnership units amortization	9,539	1.4	7,347	1.3
RSU amortization	12,348	1.9	7,759	1.4
Total equity compensation	74,166	11.2%	51,212	9.4%
Allocations of net income to limited partnership units and FPUs	180	—	231	—
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$74,346	11.2%	$51,443	9.4%

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $27.0 million, or 10.5%, to $283.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase reflects growth from V&A fees, as well as new and expanded client mandates across the Newmark’s suite of outsourcing businesses.

Leasing and Other Commissions
Leasing and other commission revenues increased by $49.3 million, or 31.0%, to $208.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 which was driven by growth in office and retail leasing volumes.

Capital Markets
Capital markets increased by $42.8 million, or 32.7%, to $173.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase reflects a 31.1% improvement in investment sales fees and a 35.3% increase in commercial mortgage origination, net, both of which reflected significant volume improvement across every major property type. Newmark also increased GSE/FHA origination volumes by 40%. In comparison, U.S. industry investment sales volumes grew by 18%, commercial and multifamily originations were up 42%, and industry GSE placement activity improved by 16%.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $71.3 million, or 21.7%, to $399.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase reflects higher commission-based revenues and other costs related to Newmark’s growth initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $22.9 million, or 44.5%, to $74.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase included $21.1 million of GAAP charges related to the exchange and redemption of units held by Newmark’s former Executive Chairman, Mr. Lutnick, in connection with his confirmation by the U.S. Senate as the 41st Secretary of Commerce.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $16.0 million, or 11.6%, to $154.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to higher pass through costs and other items related to increased revenues.

Fees to Related Parties
Fees to related parties increased by $2.0 million, or 26.9%, to $9.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2025 increased by $2.4 million, or 5.4%, to $46.4 million compared to the three months ended March 31, 2024 due to a $4.4 million increase in fixed asset impairment related to terminated leases, offset by a $1.2 million decrease in MSR valuation allowance.

Other Income (loss), Net
Other income (loss), net of $0.8 million in the three months ended March 31, 2025 consisted primarily of recoveries from forfeited restricted Newmark Class A common stock.

Other income (loss), net of $14 thousand in the three months ended March 31, 2024 consisted of unrealized loss on marketable securities.

Interest Expense, Net
Interest expense, net increased by $1.3 million, or 17.5%, to $8.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to higher interest expense on our corporate debt.

Benefit for Income Taxes
Benefit for income taxes increased by $6.5 million, to $10.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to revaluation of deferred tax assets in 2025 and larger valuation allowance on international losses in 2024. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geography and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net loss attributable to noncontrolling interests decreased by $2.9 million, or 28.6%, to $7.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by a lower pre-tax loss and a decline in ownership of Newmark Holdings in Newmark OpCo.
Financial Position, Liquidity and Capital Resources

Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of March 31, 2025, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $595.9 million and $175.0 million outstanding under the Credit Facility with a carrying amount of $175.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $4.8 billion as of March 31, 2025 and $4.7 billion as of December 31, 2024.

Total liabilities were $3.3 billion as of March 31, 2025 and $3.2 billion as of December 31, 2024.

Liquidity
As of March 31, 2025, we had cash and cash equivalents of $157.1 million. Additionally, we had $425.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
7.500% Senior Notes	$595,941	$595,673
Credit Facility	175,000	75,000
Total corporate debt	$770,941	$670,673

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Agreement provided for a $250.0 million Credit Facility.

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

On December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans under the Cantor Credit Agreement to repay the $130.0 million balance then-outstanding under the Credit Facility.

On April 26, 2024, Newmark amended and restated the Credit Agreement, which amendment and restatement, among other things, extends the maturity date of the Credit Facility to April 26, 2027. The borrowing rates and financial covenants under the Credit Agreement are substantially consistent with the Credit Agreement prior to such amendment and restatement.

During the three months ended March 31, 2025, there were $115.0 million of borrowings and $15.0 million of repayments under the Credit Facility. As of March 31, 2025, there were $175.0 million of borrowings outstanding under the Credit Facility. As of March 31, 2025, borrowings under the Credit Facility carried an interest rate of 5.92%, with a weighted-average interest rate of 5.92% for the three months ended March 31, 2025. As of December 31, 2024, there were no borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of May 9, 2025. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then-outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

See Note 23 —“Related Party Transactions —7.500% Senior Notes” and “—Market-Making Registration Statement for CF&Co” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then-outstanding under the Credit Facility.

On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of March 31, 2025, there were no borrowings outstanding under the Cantor Credit Agreement. As of December 31, 2023, there was $130.0 million outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of March 31, 2025, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of March 31, 2025 and December 31, 2024 we had $0.8 billion and $0.8 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Leases
Total lease liability as of March 31, 2025 was $608.4 million. Of the total amount, $137.5 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $20.5 million of guarantees and/or letters of credit with exposure to Newmark. There was an additional $10.0 million of guarantees and/or letters of credit related to lease liabilities not in consolidated SPVs. In addition, Newmark had contracted future customer revenues and sub-lease income as of March 31, 2025 amounting to approximately $177.1 million.

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

As of March 31, 2025, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(179,404)	$(68,783)
Add back:
Net activity from loan originations and sales	53,017	(32,480)
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$(126,387)	$(101,263)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $117.7 million and $161.1 million for the three months ended March 31, 2025 and 2024, respectively. Excluding these loans, net cash provided by (used in) operating activities excluding loan originations and sales would be $(8.7) million and $59.8 million for the three months ended March 31, 2025 and 2024, respectively.

Cash Flows for the Three Months Ended March 31, 2025
For the three months ended March 31, 2025, we used $179.4 million of cash in operations. Excluding activity from loan originations and sales, cash provided by operating activities for the three months ended March 31, 2025 was $126.4 million. Cash used in operations included $122.3 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $5.4 million, consisting of cash paid for the purchases of fixed assets. Cash provided by financing activities of $147.6 million primarily related to net borrowings of $100.0 million of corporate debt and net proceeds from warehouse facilities of $66.9 million. This was offset by payments to shareholders and partners for dividends and distributions of $18.3 million.

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

Commitments and Contingencies
See Note 27 — “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information responsive to Item 303(b)(1) of Regulation S-K regarding cash requirements from known contractual and other obligations. This includes contractual obligations relating to operating leases, warehouse facilities, debt, the commitment to fund construction loans and any associated interest.

Credit Ratings

    As of March 31, 2025, our public long-term credit ratings and associated outlooks are as follows:

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

Certain Related Party Transactions
The following related party disclosure relates to the period subsequent to March 31, 2025. See Note 23 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for related party transactions prior to March 31, 2025.

Cantor Rights to Purchase Cantor Units from Newmark Holdings

As of May 9, 2025, there were 384,738 Founding Partner interests in Newmark Holdings remaining in which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 23 — “Related Party Transactions Cantor Rights to Purchase Cantor Units from Newmark Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.
Transactions with Executive Officers and Directors
Luis Alvarado, Chief Operating Officer
On April 7, 2025, we appointed Luis Alvarado to serve as Chief Operating Officer of the Company.
Mr. Luis Alvarado’s two sons, Joseph Alvarado and Robert Alvarado, are employed by a subsidiary of Newmark. In 2024, Mr. Joseph Alvarado’s total compensation was approximately $960,000 and Mr. Robert Alvarado’s total compensation was approximately $215,000.

Regulatory Requirements
See Note 7 — “Capital and Liquidity Requirements” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion relating to the impact of Newmark’s capital requirements and requirements to maintain sufficient collateral to meet operational liquidity requirements.

Regulatory Environment

See “—Regulation” in Part I, Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2024, for information related to our regulatory environment.

Equity
Share Repurchase Program
See Note 5 — “Stock Transactions and Unit Purchases” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 4, 2024, Newmark’s Board increased Newmark’s share repurchase and unit purchase authorization, which has no expiration date, to $400.0 million.

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	March 31,
	2025	2024
Common stock outstanding(1)	176,352	174.774
Partnership units(2)	—	—
RSUs (Treasury stock method)	—	—
Newmark exchange shares	—	—
Total(3)	176,352	174,774
(1)Common stock consisted of Class A shares and Class B shares. For the three months ended March 31, 2025, the weighted-average number of Class A shares was 155.1 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation.

(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the partnership units held by Cantor as of March 31, 2025 are generally exchangeable into up to 18.3 million shares of Newmark Class A common stock and/or Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the three months ended March 31, 2025 and 2024, the weighted-average share count included 79.0 million and 81.1 million, respectively, anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of March 31, 2025 and 2024 was as follows (in thousands):

	March 31,
	2025	2024
Common stock outstanding	183,210	173,967
Partnership units	67,974	75,568
RSUs (Treasury stock method)	4,755	4,127
Newmark exchange shares	282	467
Total	256,221	254,129

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2025, we have issued 2.7 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the first quarter of 2025 with contingent cash consideration of $10.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

Legal Proceedings

See the discussion under the heading “Transactions with Executive Officers and Directors,” in Note 23 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding Mr. Lutnick’s December 2021 bonus award.

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

On December 21, 2024, the parties to the Consolidated Shareholder Action agreed to settle the matter for a cash payment of $50 million to Newmark less any fees awarded to the plaintiffs’ counsel by the Court following a hearing, to be paid by Newmark’s directors’ and officers’ insurance carriers, within 15 business days after entry of judgment. The proposed settlement, which requires the Court of Chancery’s approval, is intended to fully settle and release, with prejudice, any and all actual or potential claims between the parties to the settlement that arise out of or otherwise relate to the claims asserted in the Consolidated Shareholder Action. The proposed settlement is not evidence of the validity or invalidity of any claims or defenses in this action or any other actions or proceedings, or of any wrongdoing by any of the defendants, or of any damages or injury to Newmark or the plaintiffs. The defendants in this action have denied, and continue to deny, all allegations of wrongdoing, fault, liability or damage with respect to all claims asserted or that could be asserted in the Consolidated Shareholder Action.

The Court of Chancery will consider the proposed settlement and all related matters, including the plaintiffs’ fee award applications, at a hearing on August 13, 2025, at 11:30 a.m. If the Court approves the settlement, the Court will enter judgment, at which time the action will be dismissed with prejudice.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of March 31, 2025 and December 31, 2024, the aggregate balance of employee loans, net of reserve, was $866.2 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2025 and 2024, was $25.5 million and $24.4 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2025, there was a decrease of $0.5 million in our reserves, of which $3.1 million increased “Operating, administrative, and other” expense on the accompanying unaudited condensed consolidated statements of operations. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Since 2022, the Board has declared a quarterly dividend of $0.03 per share. In addition, Newmark Holdings has paid an after-tax distribution to its partners. The Exchange Ratio is adjusted in accordance with the terms of the Separation and Distribution Agreement in the event of any difference between our dividend policy and the distribution policy of Newmark Holdings.

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

The Company did not repurchase shares or units during the first quarter 2025 and had $371.9 million remaining under its share repurchase and unit redemption authorization as of March 31, 2025. Newmark anticipates share repurchases and unit redemptions remaining a capital allocation priority.

Our Organizational Structure

As of March 31, 2025, there were 236,968,202 shares of Newmark Class A common stock issued and 161,924,550 outstanding. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2025, Cantor and CFGM collectively held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock, and CFGM held 1,025,612 shares of Newmark Class A common stock. The shares of Newmark Class A and Class B common stock held by Cantor and CFGM, as of March 31, 2025, represented approximately 57.1% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.2% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 87.8% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 71.9% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 28.1% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged).

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of March 31, 2025, we directly held Newmark OpCo limited partnership interests consisting of approximately 195,264,954 units representing approximately 74.0% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of March 31, 2025, 2,104,100 Founding/Working Partner interests were outstanding. These Founding/Working Partner interests were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor permits from time to time). Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2024, Cantor was obligated to distribute 7,221,277 shares of Class A common stock to certain current and former partners of Cantor to satisfy certain deferred stock distribution obligations provided to such partners (i) on April 1, 2008, and (ii) on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions. Certain Cantor partners had elected to receive their distributed shares in 2008 and 2012, respectively, and others had elected to defer receipt of their shares until a future date. On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9279, for 7,221,277 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and then immediately delivered those 7,221,277 shares of Class A common stock to those certain current and former Cantor partners in satisfaction of all its remaining distribution rights obligations.

As of March 31, 2025, 68,612,545 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of March 31, 2025, the Exchange Ratio was 0.9271.

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

The following diagram illustrates the ownership structure of Newmark as of March 31, 2025. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF MARCH 31, 2025

Cantor (2)
57.1% of voting power
16.5% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc. (3)
40.2% of voting power
60.8% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
2.7% of voting power
4.1% of indirect economic interest in Newmark OpCo
• 93.0% Class A common stock (82.2% of economics and 40.2% of voting power)
• 60.8% indirect economic interest in Newmark OpCo
• 0.6% Class A common stock (0.6% of economics and 0.3% of voting power)
• 100% Class B common stock (11.6% of economics and 56.8% of voting power)
• 9.0% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership interests (28.8% of economics of Newmark Holdings)
• 7.5% indirect economic interest in Newmark OpCo
• 6.3% Class A common stock (5.6% of economics and 2.7% of voting power)
• 4.1% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
18.5% of indirect economic interest in Newmark OpCo
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Non-Voting Limited Partnership interests (71.2% of economics of Newmark Holdings)
• 18.5% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership interests (74.0% of economics of Newmark OpCo)
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Limited Partnership interests (26.0% of economics of Newmark OpCo)
Newmark Partners, L.P. (“Newmark OpCo”)
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 11.4% of the economics and 55.9% of the voting power in Newmark Group, Inc. CFGM has 0.8% of the economics and 1.2% of the voting power in Newmark Group, Inc.
(3) Public Stockholders includes unrestricted shares of our Class A common stock owned by current employees due to an inability to track such shares once they leave the Company’s transfer agent, as well as the holdings of the former Executive Chairman, Mr. Howard W. Lutnick, as he has stepped down from his positions with the Company.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2025 through March 31, 2025 as follows: (a) an aggregate of 3,850,912 limited partnership units granted by Newmark Holdings; (b) no shares of Newmark Class A common stock repurchased by us; (c) 60,238 shares of restricted Newmark Class A common stock forfeited; (d) 1,370,555 shares of Newmark Class A common stock issued for RSUs; (e) 101,497 shares of Class A common stock issued by us under our acquisition shelf registration statement on Form S-4 (Registration No. 333-231616), but not the 17,318,904 of such shares and rights to acquire such shares remaining available for issuance by us under such registration statement; (f) 791,830 terminated limited partnership units; and (g) the above-mentioned 7,782,387 exchangeable limited partnership interests exchanged for 7,221,277 shares of Class A common stock.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $175.0 million outstanding on the Credit Facility as of March 31, 2025. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of March 31, 2025 was 433 basis points and 532 basis points at March 31, 2024. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $11.6 million based on our escrow balances as of March 31, 2025 and by $10.1 million based on our escrow balances as of March 31, 2024. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $11.6 million based on our escrow balances as of March 31, 2025 and by $10.1 million based on the escrow balances as of March 31, 2024.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $8.2 million based on our outstanding balances as of March 31, 2025 and by $4.9 million based on our outstanding balances as of March 31, 2024. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $8.2 million based on our outstanding warehouse balance as of March 31, 2025 and by approximately $4.9 million based on our outstanding warehouse balance as of March 31, 2024. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 27 — “Commitments and Contingencies” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information under the heading “Legal Proceedings” included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, for descriptions of our legal proceedings which are incorporated by reference herein.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 5 — “Stock Transactions and Unit Purchases,” Note 23 — “Related Party Transactions — Cantor Rights to Purchase Cantor Units from Newmark Holdings” and Note 26 — “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, and under the heading “Equity – Share Repurchase Program” included in Part I, Item 2, of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

10.1
Change in Control Agreement, dated February 18, 2025, by and between Stephen Merkel and Newmark Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).

10.2
Offer Letter, by and between Newmark Partners, L.P. and Luis Alvarado, dated April 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2025).

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: May 9, 2025