Form 10-Q
period 2025-06-30
NEWMARK GROUP, INC.
filed 2025-08-08
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2025
Class A Common Stock, par value $0.01 per share	155,422,356 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Cantor Entity Group
Cantor and its consolidated subsidiaries (other than any member of the BGC Entity Group or the Newmark Entity Group), Mr. Howard W. Lutnick and/or any of his immediate family members as so designated by Mr. Lutnick and any trusts or other entities controlled by Mr. Lutnick

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

Capital Markets
Includes fees from commercial mortgage origination, net, (which includes loan originations related fees and sales premiums, net as well as fees from mortgage brokerage and debt placement), investment sales, and OMSR revenues

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

Commission-based revenues
Includes Leasing and Other Commissions, fees from commercial mortgage origination, net, investment sales, and V&A. So named because revenue-generating professionals in these businesses earn a substantial portion or all of their compensation based on their production

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

Exchange Agreement
Exchange agreement which provides (i) BGC Partners, (ii) Cantor, (iii) any entity controlled by either of them or by Mr. Lutnick, and (iv) Mr. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives, the right to exchange shares of Newmark Class A common stock into Newmark Class B common stock on a one-to-one basis up to the number then authorized but unissued

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

Kastle Barometer
Security provider Kastle Systems tracks the number of employees in ten of the largest U.S. metropolitan areas that are physically in offices and reports that number every work week as a percentage of the typical number physically present during the first three weeks of February 2020

Leasing and Other Commissions	Includes fees from landlord (or “agency”) representation and tenant (or “occupier”) representation

LEED	Leadership in Energy and Environmental Design

LIBOR	London Inter-Bank Offered Rate

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

MBA	Mortgage Bankers’ Association

Management Services	Newmark’s recurring businesses that are not part of the Company’s Servicing and Asset Management platform.

Management Services, Servicing Fees and Other
Includes all pass through revenues, as well as fees from Newmark’s Servicing and Asset Management business, OS, property management, its flexible workspace platform, V&A, and other service lines including consulting, title and escrow services, and underwriting and due diligence. This term may be used interchangeably with “recurring revenues,” “recurring businesses” and “resilient businesses.”

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

Newmark S11	Newmark S11 Holdings, LLC

NOL	Net operating loss

N Units	Non-distributing partnership units of Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs and NPSUs

OBBBA	One Big Beautiful Bill Act

OECD	Organisation for Economic Co-operation and Development

Official Bank Rate	The rate the Bank of England charges banks and financial institutions for loans with a maturity of one day

OMSRs	Originated mortgage servicing rights, which represent the fair value of expected net future cash flows from servicing recognized at commitment, net

Open Realty	Open Realty Advisors, LLC and Open Realty Properties, LLC, which operate together as a retail real estate advisory firm

OS	Occupier Solutions, which was formerly known as Global Corporate Services, encompasses Newmark’s consulting and outsourcing services lines focused on corporate and other occupiers

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, BGC Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Preqin	Preqin Ltd.

Producers
Customer-facing, revenue-generating professionals, including brokers, salespersons, front-office personnel, and originators, who are directly compensated based wholly or in part on the revenues they contribute to generating

Rateable Value	The U.K.’s Valuation Office Agency calculates a rateable value for each business property in England and Wales. A rateable value is an estimate of what it would cost to rent a property for a year, on a set valuation date. The property is assumed to be vacant, in reasonable repair, and available to be rented on the open market. It is also assumed that the tenant pays for the business rates taxes, repairs and insurance. The valuation date is set by law and helps make valuations consistent

Real Estate LP	CF Real Estate Finance Holdings, L.P.

REIT	Real estate investment trust

RSUs	BGC or Newmark restricted stock units, paid or payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Servicing and Asset Management	Newmark’s Servicing and Asset Management business includes loan servicing and asset management fees, as well as interest income on loans held for sale, escrow interest, and yield maintenance fees

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which the BGC Entity Group transferred to the Newmark Entity Group the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

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

Share Repurchase and Unit Purchase Authorization	The Company’s stock repurchase authorization, which has no expiration date and was most recently reapproved by the Board and by the Audit Committee in November 2024 for repurchases up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

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

VIE
Variable interest entity, a legal structure in which an investor can exert control over an entity without holding a majority of its voting rights. This control is typically established through contractual agreements rather than direct ownership

Working Partners or Newmark Holdings Working Partners
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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, global trade relations, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, changes in government spending, recession fears, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors;
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
•uncertainties related to our integration of any businesses that we may acquire and the synergies and revenue growth generated from these and other acquisitions as we build out our international and domestic businesses;
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
•risks inherent in doing business in and expanding into international markets or with international partners, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, the risks of possible nationalization and/or foreign ownership restrictions, compliance with anti-corruption laws, import and export control laws, economic and trade sanctions programs and impacts to cross-border trade and travel, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, the outbreak of hostilities, the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic volatility in the U.K. and Europe, rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions, as well as potential changes in these factors;
•political and/or civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, and tensions with law enforcement, the impact of elections, or other social and political developments, labor unrest, the impact of U.S. government shutdowns or political impasses, and uncertainties regarding the debt ceiling, the federal budget, and the deployment of federal funds, including on HUD, as well as potential changes in these factors;
•the impact of terrorist acts, acts of war or other violence, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our business, clients, the markets in which we operate, and the economy in general of fluctuating interest rates, market volatility, and inflationary pressures and the Federal Reserve’s response thereto, infrastructure spending, changes in U.S. and foreign tax and other laws, including but not limited to the OBBBA, interpretation of tax law, potential policy and regulatory changes in Mexico and other countries, sequestrations, and future changes to tax and other policies resulting from elections and changes in governments;
•the impact of any claims or litigation related to compensation, or other transactions with our current and former executive officers;
•the effect on our business of leadership changes and the resulting transition following the confirmation of Mr. Howard W. Lutnick, our former Executive Chairman and principal executive officer, as U.S. Secretary of Commerce, our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise, and the Federal Trade Commission’s ban on non-

compete provisions (which has been set aside pending appeal), which may impact our employment arrangements and awards if such ban ultimately comes into effect;
•the effects on our business of Mr. Lutnick’s previously-disclosed divestiture of his interests in us, Cantor and CFGM;
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
•our ability to enter and succeed in new markets or develop new products or services and to induce clients to use these products or services and to secure and maintain market share;
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

PART I
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$195,829	$197,691
Restricted cash	113,765	107,174
Loans held for sale, at fair value	1,349,240	774,905
Receivables, net	566,814	604,601
Receivables from related parties	—	326
Other current assets (see Note 16)	118,068	87,976
Total current assets	2,343,716	1,772,673
Goodwill	788,687	770,886
Mortgage servicing rights, net	499,991	517,579
Loans, forgivable loans and other receivables from employees and partners, net	870,612	769,395
Right-of-use assets	494,982	500,464
Fixed assets, net	159,266	166,729
Other intangible assets, net	58,697	64,468
Other assets (see Note 16)	174,008	147,926
Total assets	$5,389,959	$4,710,120
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,290,864	$754,308
Accrued compensation	338,756	448,183
Accounts payable, accrued expenses and other liabilities (see Note 25)	617,502	577,940
Payables to related parties	11,827	—
Total current liabilities	2,258,949	1,780,431
Long-term debt	871,210	670,673
Right-of-use liabilities	484,427	489,832
Other long-term liabilities (see Note 25)	250,384	231,115
Total liabilities	3,864,970	3,172,051
Commitments and contingencies (see Note 27)
Redeemable partnership interests	11,534	13,900
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 240,269,262 and 224,490,246 shares issued at June 30, 2025 and December 31, 2024, respectively, and 154,352,509 and 149,506,832 shares outstanding at June 30, 2025 and December 31, 2024, respectively	2,403	2,245
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2025 and December 31, 2024, convertible into Class A common stock	212	212
Additional paid-in capital	916,386	753,001
Retained earnings	1,208,373	1,207,285
Treasury stock at cost: 85,916,753 and 74,983,414 shares of Class A common stock at June 30, 2025 and December 31, 2024, respectively	(852,154)	(745,931)
Accumulated other comprehensive loss	4,688	(11,287)
Total stockholders’ equity	1,279,908	1,205,525
Noncontrolling interests	233,547	318,644
Total equity	1,513,455	1,524,169
Total liabilities, redeemable partnership interests, and equity	$5,389,959	$4,710,120

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Management Services, Servicing Fees and Other	$298,397	$262,778	$582,290	$519,712
Leasing and Other Commissions	237,262	208,557	445,336	367,356
Capital Markets	223,453	162,040	396,980	292,806
Total revenues	759,112	633,375	1,424,606	1,179,874
Expenses:
Compensation and employee benefits	455,044	377,523	854,556	705,717
Equity-based compensation and allocations of net income to limited partnership units and FPUs	60,140	25,486	134,486	76,929
Total compensation and employee benefits	515,184	403,009	989,042	782,646
Operating, administrative and other	151,010	147,737	304,987	285,680
Fees to related parties	7,794	6,668	17,364	14,209
Depreciation and amortization	42,611	40,879	88,969	84,854
Total operating expenses	716,599	598,293	1,400,362	1,167,389
Other income (loss), net	230	5,637	980	5,623
Income (loss) from operations	42,743	40,719	25,224	18,108
Interest expense, net	(9,023)	(8,258)	(17,506)	(15,478)
Income (loss) before income taxes and noncontrolling interests	33,720	32,461	7,718	2,630
Provision (benefit) for income taxes	4,209	9,046	(5,844)	5,530
Consolidated net income (loss)	29,511	23,415	13,562	(2,900)
Less: Net income (loss) attributable to noncontrolling interests	8,692	9,135	1,509	(927)
Net income (loss) available to common stockholders	$20,819	$14,280	$12,053	$(1,973)
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$20,819	$14,280	$12,053	$(1,973)
Basic earnings per share	$0.12	$0.08	$0.07	$(0.01)
Basic weighted-average shares of common stock outstanding	179,560	173,469	177,965	174,121
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$28,773	$20,582	$16,101	$(1,973)
Fully diluted earnings per share	$0.11	$0.08	$0.06	$(0.01)
Fully diluted weighted-average shares of common stock outstanding	252,614	255,604	253,670	174,121
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated net income (loss)	$29,511	$23,415	$13,562	$(2,900)
Foreign currency translation adjustments	13,219	(2,151)	19,147	(5,062)
Comprehensive income (loss), net of tax	42,730	21,264	32,709	(7,962)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	10,909	8,709	4,681	(1,937)
Comprehensive income (loss) available to common stockholders	$31,821	$12,555	$28,028	$(6,025)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2025	$2,370	$212	$878,539	$(746,579)	$1,193,099	$(6,314)	$225,664	$1,546,991
Consolidated net income	—	—	—	—	20,819	—	8,692	29,511
Foreign currency translation adjustments	—	—	—	—	—	11,002	2,217	13,219
Dividends to common stockholders	—	—	—	—	(5,545)	—	—	(5,545)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	5,317	5,317
Grant of exchangeability, redemption and issuance of Class A common stock, 3,301,060 shares	33	—	31,104	—	—	—	10,930	42,067
Contributions of capital to and from Cantor for equity-based compensation	—	—	(327)	—	—	—	(64)	(391)
Repurchase of 10,839,674 shares of Class A Common Stock	—	—	—	(105,039)	—	—	(20,484)	(125,523)
Forfeiture of Class A common stock, 33,427 shares	—	—	—	(293)	—	—	(57)	(350)
Restricted stock units compensation	—	—	7,070	—	—	—	1,379	8,449
Other	—	—	—	(243)	—	—	(47)	(290)
Balance, June 30, 2025	$2,403	$212	$916,386	$(852,154)	$1,208,373	$4,688	$233,547	$1,513,455

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2025	$2,245	$212	$753,001	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169
Consolidated net income (loss)	—	—	—	—	12,053	—	1,509	13,562
Foreign currency translation adjustments	—	—	—	—	—	15,975	3,172	19,147
Dividends to common stockholders	—	—	—	—	(10,965)	—	—	(10,965)
Exchange of Cantor Units for Newmark Class A common stock, 7,221,277 shares	72	—	90,030	—	—	—	(90,102)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(5,881)	(5,881)
Grant of exchangeability, redemption and issuance of Class A common stock, 8,557,739 shares	86	—	54,738	—	—	—	23,421	78,245
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,027)	—	—	—	(192)	(1,219)
Repurchase of 10,839,674 shares of Class A Common Stock	—	—	—	(105,039)	—	—	(20,484)	(125,523)
Forfeiture of Class A common stock, 93,665 shares	—	—	23	(941)	—	—	(172)	(1,090)
Restricted stock units compensation	—	—	17,010	—	—	—	3,200	20,210
Other	—	—	2,611	(243)	—	—	432	2,800
Balance, June 30, 2025	$2,403	$212	$916,386	$(852,154)	$1,208,373	$4,688	$233,547	$1,513,455

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2024	$2,131	$212	$690,342	$(599,228)	$1,145,189	$(6,882)	$319,334	$1,551,098
Consolidated net income	—	—	—	—	14,280	—	9,135	23,415
Foreign currency translation adjustments	—	—	—	—	—	(1,725)	(426)	(2,151)
Dividends to common stockholders	—	—	—	—	(5,189)	—	—	(5,189)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(1,785)	(1,785)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,206,036 shares	34	—	10,993	—	—	—	5,675	16,702
Contributions of capital to and from Cantor for equity-based compensation	—	—	(110)	—	—	—	(27)	(137)
Repurchase of 5,502,703 shares of Class A Common Stock	—	—	—	(44,712)	—	—	(10,795)	(55,507)
Forfeiture of Class A common stock, 735,781 shares	—	—	410	(4,880)	—	—	(1,079)	(5,549)
Restricted stock units compensation	—	—	1,664	—	—	—	402	2,066
Balance, June 30, 2024	$2,165	$212	$703,299	$(648,820)	$1,154,280	$(8,607)	$320,434	$1,522,963

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2024	$2,095	$212	$657,736	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net loss	—	—	—	—	(1,973)	—	(927)	(2,900)
Foreign currency translation adjustments	—	—	—	—	—	(4,052)	(1,010)	(5,062)
Dividends to common stockholders	—	—	—	—	(10,422)	—	—	(10,422)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(2,300)	(2,300)
Grant of exchangeability, redemption and issuance of Class A common stock, 6,111,672 shares	70	—	37,843	—	—	—	16,209	54,122
Contributions of capital to and from Cantor for equity-based compensation	—	—	(353)	—	—	—	(85)	(438)
Repurchase of 8,966,102 shares of Class A Common Stock	—	—	—	(74,705)	—	—	(17,963)	(92,668)
Forfeiture of Class A common stock, 735,781 shares	—	—	410	(4,880)	—	—	(1,079)	(5,549)
Restricted stock units compensation	—	—	7,663	—	—	—	1,835	9,498
Balance, June 30, 2024	$2,165	$212	$703,299	$(648,820)	$1,154,280	$(8,607)	$320,434	$1,522,963

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per share of common stock	$0.03	$0.03	$0.06	$0.06
Dividends declared and paid per share of common stock	$0.03	$0.03	$0.06	$0.06
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$13,562	$(2,900)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(39,007)	(39,850)
Depreciation and amortization	88,969	84,854
Provision (benefit) for credit losses on the financial guarantee liability	3,475	1,357
Provision (reversal) for doubtful accounts	5,639	(636)
Equity-based compensation and allocation of net income to limited partnership units and FPUs	134,486	76,929
Employee loan amortization and other non-cash compensation expense	71,236	62,072
Deferred tax provision (benefit)	(774)	(136)
Non-cash changes in acquisition related earn-outs	388	(721)
Unrealized (gains) on loans held for sale	(39,193)	(16,056)
Loan originations—loans held for sale	(3,895,933)	(3,198,267)
Loan sales—loans held for sale	3,360,791	2,924,275
Other	469	1,650
Consolidated net income (loss), adjusted for non-cash and non-operating items	(295,892)	(107,429)
Changes in operating assets and liabilities:
Receivables, net	32,148	70,484
Loans, forgivable loans and other receivables from employees and partners, net	(157,926)	(185,745)
Right-of-use assets	5,482	64,920
Receivable from related parties	326	—
Other assets	(38,635)	(13,420)
Accrued compensation	(143,245)	(111,573)
Right-of-use liability	(7,509)	(69,373)
Accounts payable, accrued expenses and other liabilities	34,278	24,778
Payables to related parties	11,827	89
Net cash used in operating activities	(559,146)	(327,269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable investments	—	(312)
Purchases of fixed assets	(11,946)	(16,308)
Net cash used in investing activities	(11,946)	(16,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	3,895,933	3,198,267
Principal payments on warehouse facilities	(3,359,378)	(2,904,037)
Borrowing of debt	420,000	775,000
Repayment of debt	(220,000)	(575,000)
Treasury stock repurchases	(125,523)	(92,668)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(22,852)	(22,418)
Dividends to stockholders	(10,966)	(10,422)
Payments on acquisition earn-outs	(943)	—
Deferred financing costs	(450)	(5,340)
Net cash provided by financing activities	575,821	363,382
Net increase (decrease) in cash and cash equivalents and restricted cash	4,729	19,493
Cash and cash equivalents and restricted cash at beginning of period	304,865	258,706
Cash and cash equivalents and restricted cash at end of period	$309,594	$278,199

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,659	$4,792
Taxes	$29,128	$16,708
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$65,331	$569
Deferred tax asset	$20,601	$—
Tax receivable agreement liability	$17,511	$—

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. Newmark adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. The adoption of this guidance did not have an impact on the accompanying unaudited condensed consolidated financial statements. Refer to Note 3—“Summary of Significant Accounting Policies” for Newmark’s segment information disclosures.

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

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for Newmark beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The standard was issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The amendments refine key aspects of the guidance, including the definition of “performance condition” as well as the measurement requirements and the treatment of forfeitures. Other changes include clarification that the measurement of share-based consideration payable to a customer is addressed by ASC 718, Compensation—Stock Compensation before and after the grant date. The new guidance will become effective for Newmark beginning on January 1, 2027, can be adopted using either a modified retrospective or full retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

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

(2)    Limited Partnership Interests in Newmark Holdings and BGC Holdings

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated VIEs. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. In connection with the Separation and BGC Holdings Distribution, holders of BGC Holdings partnership interests received partnership interests in Newmark Holdings, described below (see Note 23 — “Related Party Transactions”). These collectively represented all of the limited partnership interests in BGC Holdings and Newmark Holdings at the time.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2025, the Exchange Ratio equaled 0.9273.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2025 are exchangeable for up to 18.3 million shares of Newmark Class B common stock, which are convertible into Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of June 30, 2025, the Exchange Ratio equaled 0.9273.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes made to Newmark’s significant accounting policies during the three and six months ended June 30, 2025.

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

Capital Markets:
Capital markets consists of investment sales, commercial mortgage brokerage and OMSR revenue. Investment sales revenue from real estate sales brokerage and equity placement transactions are recognized at the time the service has been provided and the commission becomes legally due, except when future contingencies exist. In most cases, close of escrow or transfer of title is a future contingency, and revenue recognition is deferred until all contingencies are satisfied. Commercial mortgage origination revenue is generated from loan origination fees, sales premiums, mortgage brokerage, debt placement, loan sales, and the estimated fair value of the expected net servicing cash flows. The fair value of expected net future cash flows from servicing and loan originations and related fees and sales premiums, net, is recognized when a derivative asset or liability is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums, and the estimated fair value of the expected net servicing cash flows. The revenue is recognized net of related fees and commissions to third-party brokers. Mortgage brokerage and debt placement revenue is earned and recognized when the sale of a property closes, and title passes from seller to buyer.

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and six months ended June 30, 2025, there was an increase in the CECL related balance of $2.0 million and $3.5 million, respectively. During the three and six months ended June 30, 2024, there was an increase in the CECL related balance of $0.1 million and $1.3 million, respectively. The balance of the financial guarantee liabilities was $29.8 million and $26.3 million as of June 30, 2025 and December 31, 2024, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and six months ended June 30, 2025, there was an increase (decrease) in the CECL related provision of $1.2 million and $(0.8) million, respectively. During the three and six months ended June 30, 2024, there was a decrease in the CECL related provision of $0.1 million and $1.8 million, respectively. The balance of the reserve was $13.6 million and $14.4 million, respectively, as of June 30, 2025 and December 31, 2024 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both June 30, 2025 and December 31, 2024, the balance of this reserve was $8.8 million and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Segment and Geographic Information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services, as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of June 30, 2025, the Company has identified the Chief Executive Officer as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation.

For the three and six months ended June 30, 2025, the Company had total revenue of $759.1 million and $1,424.6 million, respectively (which included $9.0 million and $17.3 million, respectively, of interest income on loans held for sale). For the three and six months ended June 30, 2024, the Company had total revenue of $633.4 million and $1,179.9 million, respectively (which included $5.9 million and $12.8 million, respectively, of interest income on loans held for sale).

For the three months ended June 30, 2025 and 2024, the Company’s significant expenses included $515.2 million and $403.0 million, respectively, of Compensation and employee benefits (which included $60.1 million and $25.5 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $201.4 million and $195.3 million, respectively, of non-compensation related operating expenses (which included $42.6 million and $40.9 million, respectively, of depreciation and amortization and $7.8 million and $6.7 million, respectively, of fees to related parties). For the six months ended June 30, 2025 and 2024, the Company’s significant expenses included $989.0 million and $782.6 million, respectively, of Compensation and employee benefits (which included $134.5 million and $76.9 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $411.3 million and $384.7 million, respectively, of non-compensation related operating expenses (which included $89.0 million and $84.9 million, respectively, of depreciation and amortization and $17.4 million and $14.2 million, respectively, of fees to related parties). For the three months ended June 30, 2025 and 2024, the Company had Interest expense, net of $9.0 million and $8.3 million, respectively, and other income (loss) of $230.0 thousand and $5.6 million, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company had Interest expense, net of $17.5 million and $15.5 million, respectively, and other income (loss) of $1.0 million and $5.6 million, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, the Company had total assets of $5.4 billion and $4.7 billion, respectively. See the Company’s consolidated balance sheets for more information.

The chief operating decision-maker evaluates the operating results and revenue of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management Services, Servicing Fees and Other	$298,397	$262,778	$582,290	$519,712
Leasing and Other Commissions	237,262	208,557	445,336	367,356
Capital Markets	223,453	162,040	396,980	292,806
Revenues	$759,112	$633,375	$1,424,606	$1,179,874
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$666,697	$552,261	$1,241,647	$1,013,722
U.K.	49,984	45,904	104,616	96,277
Other (1)	42,431	35,210	78,343	69,875
Revenues	$759,112	$633,375	$1,424,606	$1,179,874
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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income (loss) available to common stockholders	$20,819	$14,280	$12,053	$(1,973)
Basic weighted-average shares of common stock outstanding	179,560	173,469	177,965	174,121
Basic earnings per share	$0.12	$0.08	$0.07	$(0.01)

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$20,819	$14,280	$12,053	$(1,973)
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	7,954	6,302	4,048	—
Net income (loss) for fully diluted shares	$28,773	$20,582	$16,101	$(1,973)
Weighted-average shares:
Common stock outstanding	179,560	173,469	177,965	174,121
Partnership units(1)	69,512	77,955	71,684	—
RSUs (Treasury stock method)	3,260	3,789	3,724	—
Newmark exchange shares	282	391	297	—
Fully diluted weighted-average shares of common stock outstanding	252,614	255,604	253,670	174,121
Fully diluted earnings per share	$0.11	$0.08	$0.06	$(0.01)
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and six months ended June 30, 2025, 0.2 million and 0.1 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2024, 0.5 million and 81.6 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(5)    Stock Transactions and Unit Purchases

As of June 30, 2025, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares outstanding at beginning of period	161,924,550	152,681,596	149,506,832	152,639,359
Share issuances:
LPU redemption/exchange	2,500,090	2,978,758	13,050,619	5,167,941
Issuance of Class A common stock for Newmark RSUs	800,970	372,312	2,171,525	1,442,339
Other	(33,427)	(145,034)	463,207	101,392
Treasury stock repurchases	(10,839,674)	(5,502,703)	(10,839,674)	(8,966,102)
Shares outstanding at end of period	154,352,509	150,384,929	154,352,509	150,384,929

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of both June 30, 2025 and December 31, 2024, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On November 4, 2024, Newmark’s Board re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries by Newmark in an aggregate amount up to $400.0 million, which authorization has no expiration date.

From time to time, Newmark may actively repurchase shares and/or purchase units. During both the three and six months ended June 30, 2025, Newmark repurchased 10.8 million shares of Class A common stock at an average price of $11.58 per share, and did not make any purchases of units. During the three and six months ended June 30, 2024, Newmark repurchased 5.5 million and 9.0 million shares of Class A common stock at an average price of $10.09 per share and $10.34 per share, respectively, and did not make any purchases of units. As of June 30, 2025, Newmark had $246.4 million remaining under its Share Repurchase and Unit Purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the six months ended June 30, 2025 were as follows (in thousands, except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2025 - March 31, 2025	—	$—
April 2025	—	$—
May 2025(1)	10,839,674	$11.58
June 2025	—	$—
Total Repurchases	10,839,674	$11.58	$246,397
(1) On May 16, 2025, Mr. Howard W. Lutnick agreed to sell 10.8 million shares of Newmark Class A common stock beneficially owned by him to Newmark at a price of $11.58 per share pursuant to the Company’s Share Repurchase and Unit Purchase Authorization. Such repurchase closed on May 19, 2025, and was approved by the Audit Committee. See Note 23—“Related Party Transactions—Transactions with Other Related Parties” for further information.

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	June 30, 2025	December 31, 2024
Balance at beginning of period:	$13,900	$16,244
Income allocation	135	1,428
Distributions of income	(1,391)	(1,196)
Issuance and other	(1,110)	(2,576)
Balance at end of period	$11,534	$13,900

(6)    Investments

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

The carrying values of these investments were $5.0 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. Newmark did not recognize any realized gains (losses) for the three and six months ended June 30, 2025. Newmark recognized unrealized gains (losses) related to these investments of $(0.2) million for both the three and six months ended June 30, 2025. Newmark did not recognize any realized and unrealized gains (losses) related to these investments for both the three and six months ended June 30, 2024. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company made no additional investments during the three and six months ended June 30, 2025, and the Company invested $0.0 million and $0.3 million during the three and six months ended June 30, 2024, respectively.

(7)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2025 and December 31, 2024, Newmark had met all capital requirements. As of June 30, 2025 and December 31, 2024, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $381.6 million and $370.2 million, respectively, as of June 30, 2025 and December 31, 2024.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of June 30, 2025 and December 31, 2024, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.3 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	June 30, 2025	December 31, 2024
Cost Basis	$1,310,047	$764,667
Fair Value	1,349,240	774,905

As of June 30, 2025 and December 31, 2024, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both June 30, 2025 and December 31, 2024, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income on loans held for sale	$8,991	$5,933	$17,298	$12,815
Gains (losses) recognized on change in fair value on loans held for sale	19,072	6,853	39,193	16,056

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	June 30, 2025			December 31, 2024
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$3,787	$1,128	$211,899	$1,010	$1,350	$81,717
Forward Sales Contracts	1,476	14,666	1,521,946	7,491	3,253	846,384
Total	$5,263	$15,794	$1,733,845	$8,501	$4,603	$928,101
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.1 million and $0.4 million of expenses for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $0.8 million of expenses for the six months ended June 30, 2025 and 2024, respectively, which expenses are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital markets	(1,657)	1,107	3,761	3,136
Rate lock commitments	Compensation and employee benefits	(68)	(363)	(1,102)	(833)
Forward Sale Contracts	Capital markets	(5,938)	(3,452)	(13,190)	(2,177)
Total		$(7,663)	$(2,708)	$(10,531)	$126

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

(10)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
Leasing and Other Commissions	$237,262	$208,557	$445,336	$367,356
Investment sales	106,623	91,731	199,481	162,554
Mortgage brokerage and debt placement	65,137	28,260	102,323	55,360
Management Services	230,613	198,778	448,725	392,199
Total	$639,635	$527,326	$1,195,865	$977,469
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$24,747	$23,395	$46,150	$39,539
Loan originations related fees and sales premiums, net	26,946	18,654	49,026	35,353
Servicing fees and other	67,784	64,000	133,565	127,513
Total	$759,112	$633,375	$1,424,606	$1,179,874
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at June 30, 2025 and December 31, 2024 was $1.1 million and $1.3 million, respectively. For the three and six months ended June 30, 2025, Newmark recorded deferred revenue of $0.6 million and $0.8 million, respectively, and recognized revenue of $0.2 million and $1.0 million, respectively, that was recorded as deferred revenue in a previous period. For the three and six months ended June 30, 2024, Newmark recorded deferred revenue of $0.6 million and $0.8 million, respectively, and recognized revenue of $1.6 million and $2.1 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of June 30, 2025 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $163.7 million. Over half of the remaining performance obligations as of June 30, 2025 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2029.

Approximate future cash flows to be received over the next five years as of June 30, 2025 are as follows (in thousands):

2025	$69,343
2026	69,643
2027	20,251
2028	4,094
2029	415
Thereafter	—
Total	$163,746

(11)    Capital markets

Capital markets consists of the following activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Sales	$106,623	$91,731	$199,481	$162,554
Fair Value of Expected Net Future Cash Flows from Servicing Recognized at Commitment, Net	24,747	23,395	46,150	39,539
Loan Originations Related Fees and Sales Premiums, Net	26,946	18,654	49,026	35,353
Mortgage Brokerage and Debt Placement	65,137	28,260	102,323	55,360
Total	$223,453	$162,040	$396,980	$292,806

(12)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2025	2024	2025	2024
Beginning Balance	$510,805	$525,579	$520,487	$534,390
Additions	20,296	20,298	39,007	39,850
Amortization	(29,079)	(29,072)	(57,472)	(57,435)
Ending Balance	$502,022	$516,805	$502,022	$516,805

Valuation Allowance
Beginning Balance	$(2,218)	$(3,707)	$(2,908)	$(3,187)
Decrease (increase)	187	1,105	877	585
Ending Balance	$(2,031)	$(2,602)	$(2,031)	$(2,602)
Net Balance	$499,991	$514,203	$499,991	$514,203

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Servicing fees	$45,323	$42,175	$89,866	$84,131
Escrow interest and placement fees	12,492	15,556	24,734	29,746
Ancillary fees	978	354	1,667	822
Total	$58,793	$58,085	$116,267	$114,699

 Newmark’s primary servicing portfolio as of June 30, 2025 and December 31, 2024 was $69.6 billion and $67.4 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of June 30, 2025 and December 31, 2024 was $5.5 billion and $6.5 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.6 billion and $2.5 billion at June 30, 2025 and December 31, 2024, respectively.

The estimated fair value of the MSRs as of June 30, 2025 and December 31, 2024 was $644.5 million and $658.1 million, respectively.

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

The discount rates used in measuring fair value for the six months ended June 30, 2025 and year ended December 31, 2024 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $15.8 million and $31.0 million, respectively, as of June 30, 2025, and by $16.6 million and $32.5 million, respectively, as of December 31, 2024.

(13)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2024	$776,547
Measurement period and currency translation adjustments	(5,661)
Balance, December 31, 2024	$770,886
Measurement period and currency translation adjustments	17,801
Balance, June 30, 2025	$788,687

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2024, which did not result in a goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	June 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,914	(12,753)	161	0.1
Non-contractual customers	30,131	(20,293)	9,838	6.6
Non-compete agreements	12,898	(9,014)	3,884	3.3
Contractual customers	63,670	(38,134)	25,536	2.3
Other	4,639	(3,601)	1,038	7.3
Total	$142,492	$(83,795)	$58,697	3.4

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,423	(11,628)	795	0.5
Non-contractual customers	30,131	(19,280)	10,851	7.1
Non-compete agreements	12,423	(8,131)	4,292	3.8
Contractual customers	59,527	(30,517)	29,010	2.9
Other	4,611	(3,331)	1,280	8.3
Total	$137,355	$(72,887)	$64,468	3.9

Intangible amortization expense was $4.0 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively, and $8.2 million and $8.9 million for the six months ended June 30, 2025 and 2024, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of June 30, 2025 was as follows (in thousands):

2025	$7,715
2026	12,453
2027	9,040
2028	4,928
2029	3,172
Thereafter	3,149
Total	$40,457

(14)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements, furniture and fixtures, and other fixed assets	$261,464	$254,337
Software, including software development costs	69,860	64,680
Computer and communications equipment	42,553	41,144
Total, cost	373,877	360,161
Accumulated depreciation and amortization	(214,611)	(193,432)
Total, net	$159,266	$166,729

Depreciation expense was $10.4 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively, and $25.6 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively. Newmark recorded impairment charges of $0.1 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs were $1.8 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $4.2 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of software development costs totaled $2.0 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $4.0 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(15)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to seventeen years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2025.

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

Total lease liability as of June 30, 2025 was $590.8 million. Of the total amount, $123.1 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $21.2 million of guarantees and/or letters of credit with exposure to Newmark. There was an additional $11.0 million of guarantees and/or letters of credit related to lease liabilities not in consolidated SPVs. In addition, Newmark has contracted future customer revenues and sub-lease income as of June 30, 2025 amounting to approximately $175.7 million.

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

Operating lease costs were $37.2 million and $32.0 million for the three months ended June 30, 2025 and 2024, respectively, and $71.0 million and $65.5 million for the six months ended June 30, 2025 and 2024, respectively, and are included in “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the six months ended June 30, 2025 and 2024 included payments of $70.9 million and $65.5 million for operating lease liabilities, respectively. As of both June 30, 2025 and December 31, 2024, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended June 30, 2025 and 2024, Newmark had short-term lease expense of $0.5 million and $0.0 million, respectively. For the six months ended June 30, 2025 and 2024, Newmark had short-term lease expense of $0.8 million and $0.4 million, respectively. For the three months ended June 30, 2025 and 2024, Newmark had sublease income of $1.1 million and $0.9 million, respectively. For the six months ended June 30, 2025 and 2024, Newmark had sublease income of $2.0 million and $1.5 million, respectively. For the three and six months ended June 30, 2025 and 2024, respectively, Newmark did not record lease impairment charges. The Company evaluated its operating lease Right-of-use assets and determined that certain lease assets were abandoned as of

June 30, 2025. As a result of liquidation of the entity, the Company released accrued liabilities which resulted in a credit of $13.3 million to “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations.

The weighted-average discount rate as of June 30, 2025 and December 31, 2024 was 5.15% and 5.02%, respectively, and the remaining weighted-average lease term was 6.3 years and 5.7 years, respectively.

As of June 30, 2025 and December 31, 2024, Newmark had operating lease Right-of-use assets of $495.0 million and $500.5 million, respectively, and operating lease Right-of-use liabilities of $106.3 million and $108.4 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $484.4 million and $489.8 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, was $46.1 million and $41.3 million for the three months ended June 30, 2025 and 2024, respectively, and $88.1 million and $83.0 million for the six months ended June 30, 2025 and 2024, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2041. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	June 30, 2025	December 31, 2024
2025	$68,454	$135,303
2026	126,751	126,261
2027	116,540	116,031
2028	103,818	102,148
2029	80,068	78,970
Thereafter	218,823	132,026
Total lease payments	$714,454	$690,739
Less: Interest	135,636	104,992
Present value of lease liability	$578,818	$585,747

(16)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Derivative assets	$5,263	$8,501
Prepaid expenses	54,102	51,481
Other taxes	31,905	2,973
Rent and other deposits	22,837	20,333
Other	3,961	4,688
Total	$118,068	$87,976

Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred tax assets (1)	$119,513	$98,912
Non-marketable investments	5,031	5,213
Other tax receivables	10,670	8,900
Advances on long-term contracts	10,550	10,550
Other	28,244	24,351
Total	$174,008	$147,926
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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2025	Balance at December 31, 2024	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 5, 2026(1)	$450,000	$300,000	$39,420	$35,841	130 bps	Variable
Warehouse facility due September 25, 2025	200,000	200,000	390,106	143,470	130 bps	Variable
Warehouse facility due October 4, 2025 (2)	900,000	600,000	861,338	416,908	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	—	158,089	115 bps	Variable
Total	$1,550,000	$1,600,000	$1,290,864	$754,308
(1)On May 6, 2025, the warehouse line was renewed, extending the maturity date to May 5, 2026.
(2)The warehouse line was temporarily increased by $100.0 million to $900.0 million for the period June 30, 2025 to August 14, 2025.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both June 30, 2025 and December 31, 2024.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(18)    Debt

Debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
7.500% Senior Notes	$596,210	$595,673
Credit Facility	275,000	75,000
Long-term debt	871,210	670,673
Total corporate debt	$871,210	$670,673

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal balance	$600,000	$600,000
Less: debt issue cost	3,790	4,327
Total	$596,210	$595,673

As of June 30, 2025 and December 31, 2024, the fair value of the 7.500% Senior Notes, based on Level 2 inputs, was $636.6 million and $628.2 million, respectively. The Company’s debt instruments are classified as Level 2 in the fair value hierarchy. Fair value is determined using a market approach based on observable market inputs, including benchmark interest rates and credit spreads obtained from third-party pricing services. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2025 and 2024, respectively.

Interest expense and amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$11,250	$11,250	$22,500	$21,125
Debt issue cost amortization	268	280	537	501
Total	$11,518	$11,530	$23,037	$21,626

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

Interest expense, amortization of debt issue costs and acceleration of debt issuance costs of the Delayed Draw Term Loan, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations was $3.7 million for the six months ended June 30, 2024.

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of June 30, 2025, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of June 30, 2025, there were $275.0 million of borrowings outstanding under the Credit Facility. As of June 30, 2025, borrowings under the Credit Facility carried an interest rate of 5.93%, with a weighted-average interest rate of 5.92% for the six months ended June 30, 2025. During the six months ended June 30, 2025, there were $420.0 million of borrowings and $220.0 million of repayments. As of December 31, 2024, there were $75.0 million of borrowings under the Credit Facility. As of December 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.15%, with a weighted-average interest rate for the year ended December 31, 2024 of 6.66%. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense, amortization of debt issue costs, and unused facility fee of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$3,859	$2,336	$5,882	$2,644
Debt issue cost amortization	354	354	708	618
Unused facility fee	177	245	420	557
Total	$4,390	$2,935	$7,010	$3,819

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First
Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. As of June 30, 2025 and December 31, 2024, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both June 30, 2025 and December 31, 2024, respectively.

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

At June 30, 2025, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $33.5 billion with a maximum potential loss of approximately $10.5 billion. At December 31, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $32.1 billion with a maximum potential loss of approximately $10.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and six months ended June 30, 2025, there were increases in the provision for expected credit losses of $2.0 million and $3.5 million, respectively. During the three and six months ended June 30, 2024, there were increases in the provision for expected credit losses of $0.1 million and $1.4 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of June 30, 2025, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.5 million. Proceeds from the liquidation of the asset were estimated to be approximately $3.5 million based on Newmark’s current estimate of fair value. Newmark’s share of the loss was estimated at $1.0 million.

As of December 31, 2024, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $2.1 million. Proceeds from the liquidation of the asset were estimated to be approximately $6.1 million based on Newmark’s estimate of fair value. Newmark’s share of the loss was estimated at $0.2 million. During the year ended December 31, 2024, Newmark settled its share of the loss on one credit risk loan for $0.3 million that was in foreclosure as of December 31, 2023.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2024	$28,551
Provision for expected credit losses	(1,891)
Credit loss settlement	(345)
Balance, December 31, 2024	$26,315
Provision for expected credit losses	3,475
Balance, June 30, 2025	$29,790

(20)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 19 — “Financial Guarantee Liability”). As of June 30, 2025, 18% and 13% of $10.5 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2024, 18% and 13% of $10.0 billion of the maximum loss was for properties located in California and Texas, respectively.

(21)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.3 billion and $1.5 billion, as of June 30, 2025 and December 31, 2024, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$79	$—	$—	$79
Loans held for sale, at fair value	—	1,349,240	—	1,349,240
Rate lock commitments	—	—	3,787	3,787
Forward Sales Contracts	—	—	1,476	1,476
Total	$79	$1,349,240	$5,263	$1,354,582
Liabilities:
Contingent consideration	—	—	24,726	24,726
Rate lock commitments	—	—	1,128	1,128
Forward Sales Contracts	—	—	14,666	14,666
Total	$—	$—	$40,520	$40,520

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$93	$—	$—	$93
Loans held for sale, at fair value	—	774,905	—	774,905
Rate lock commitments	—	—	1,010	1,010
Forward Sales Contracts	—	—	7,491	7,491
Total	$93	$774,905	$8,501	$783,499
Liabilities:
Contingent consideration	$—	$—	$21,935	$21,935
Rate lock commitments	—	—	1,350	1,350
Forwards Sales Contracts	—	—	3,253	3,253
Total	$—	$—	$26,538	$26,538

There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2025 and 2024, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of June 30, 2025
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$1,010	$3,787	$—	$(1,010)	$3,787	$3,787
Forward Sales Contracts	7,491	1,476	—	(7,491)	1,476	1,476
Total	$8,501	$5,263	$—	$(8,501)	$5,263	$5,263

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$21,935	$2,791	$—	$—	$24,726	$2,791
Rate lock commitments	1,350	1,128	—	(1,350)	1,128	1,128
Forward Sales Contracts	3,253	14,666	—	(3,253)	14,666	14,666
Total	$26,538	$18,585	$—	$(4,603)	$40,520	$18,585

	As of December 31, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$1,010	$—	$(9,604)	$1,010	$1,010
Forward Sales Contracts	1,259	7,491	—	(1,259)	7,491	7,491
Total	$10,863	$8,501	$—	$(10,863)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$(3,236)	$—	$(569)	$21,935	$(3,236)
Rate lock commitments	1,023	1,350	—	(1,023)	1,350	1,350
Forward Sales Contracts	20,304	3,253	—	(20,304)	3,253	3,253
Total	$47,067	$1,367	$—	$(21,896)	$26,538	$1,367

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2025
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$24,726	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$1,476	$14,666	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,787	$1,128	Counterparty credit risk	N/A		N/A

December 31, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$21,935	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$7,491	$3,253	Counterparty credit risk	N/A		N/A
Rate lock commitments	$1,010	$1,350	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of June 30, 2025 and December 31, 2024 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2025 and December 31, 2024, the present value of expected payments related to Newmark’s contingent consideration was $24.7 million and $21.9 million, respectively (see Note 27 — “Commitments and Contingencies”). As of June 30, 2025 and December 31, 2024, the undiscounted value of the payments, assuming that all contingencies are met, would be $28.0 million and $25.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $5.0 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(23)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $7.8 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively, and $17.4 million and $14.2 million for the six months ended June 30, 2025 and 2024, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2025 and December 31, 2024, the aggregate balance of employee loans was $870.6 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $31.2 million and $24.8 million for the three months ended June 30, 2025 and 2024, respectively, and $56.7 million and $49.2 million for the six months ended June 30, 2025 and 2024, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively, which were included as part of “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations.

(d)    Transactions with Executive Officers and Directors

Howard W. Lutnick, Former Executive Chairman

Sale of Class A Common Stock to the Company

As previously disclosed, on May 16, 2025, Mr. Lutnick, the U.S. Secretary of Commerce and the Company’s former Executive Chairman and former Chairman of the Board, agreed to sell to the Company 10,969,523 shares of Class A common stock beneficially owned by him, including (i) 7,989,936 shares held directly by Mr. Lutnick, (ii) 2,843,781 shares held in Mr. Lutnick’s personal asset trust, (iii) 3,384 shares held by the Howard W. Lutnick Family Trust, (iv) 2,573 shares held by Mr. Lutnick’s spouse, and (v) 129,849 shares originating from retirement accounts, including certain shares held by Mr. Lutnick’s spouse. The closing of the sale of the 10,839,674 shares held by him, his spouse, and the trusts occurred on May 19, 2025, and the closing of the sale of 129,849 shares held in retirement accounts will occur immediately after the closings of the sale of the voting shares of CFGM by Mr. Lutnick, which are pending subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. The price per share for the sale is $11.58, which is equal to the closing price of a share of Class A Common Stock on the Nasdaq Global Select Market on May 16, 2025. The aggregate purchase price of the shares held in retirement accounts will be reduced by the after-tax portion of any dividends on such shares of Class A common stock paid to Mr. Lutnick and his spouse, in each case, between May 16, 2025 and the closing of the sale of the shares held in retirement accounts, as well as the after-tax portion of any declared but unpaid dividends on such shares of Class A common stock with a record date prior to the closing of the sale of the shares held in retirement accounts that are payable.

These repurchases are pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization and the repurchases of such shares from Mr. Lutnick pursuant to such existing authorization was expressly approved by the Audit Committee. These transactions are pursuant to Mr. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce.

Other Related Party Transactions

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

On January 2, 2025, pursuant to the Standing Policy, and in connection with a grant of exchangeability made to Newmark Holdings units held by Mr. Gosin pursuant to the terms of the 2024 Gosin Employment Agreement, the Company granted exchange rights and monetization rights to Mr. Lutnick, and he elected to accept 101,133 exchange rights with respect to 101,133 previously awarded PSUs that were previously non-exchangeable. As of February 18, 2025, the date that Mr. Lutnick stepped down from his positions with the Company, and as of June 30, 2025, Mr. Lutnick’s balance under the Standing Policy was zero.

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

On September 23, 2024, the Company purchased 795,376 of Mr. Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current Exchange Ratio of 0.9248). The transaction was approved by the Compensation Committee, and was made pursuant to the Company’s Share Repurchase and Unit Purchase authorization.

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

Michael J. Rispoli, Chief Financial Officer

On October 1, 2024, Mr. Rispoli received exchangeability on 4,378 PSUs and 4,378 PPSUs with an aggregate determination amount of $41,877, in accordance with the previously approved monetization schedule in connection with the signing of his employment agreement, as described below.

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

On January 2, 2024, Mr. Merkel sold 35,006 shares of Class A common stock to the Company. The sale price per share of $10.85 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Share Repurchase and Unit Purchase Authorization.
Kyle S. Lutnick, Director

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

Luis Alvarado, Chief Operating Officer
On April 7, 2025, Luis Alvarado was appointed Chief Operating Officer of the Company.
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

(f)     Other Related Party Transactions

There were no receivables from related parties as of June 30, 2025. Receivables from related parties were $0.3 million as of December 31, 2024. Payables to related parties were $11.8 million as of June 30, 2025. There were no payables to related parties as of December 31, 2024.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of June 30, 2025, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024. The deal was a twelve year sublease of approximately 6,200 of rentable square feet in San Francisco, California. The sublease was provided for a rate of $36,000 per month. As of June 30, 2025, Newmark received $0.2 million from Cantor.

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

Joint Capital Raising and Advisory Services Authorization with CF&Co
On June 26, 2025, the Audit Committee approved an arrangement with CF&Co pursuant to which the Company and CF&Co would be jointly engaged as placement agents to provide capital raising and financial advisory services to an existing third-party client of Newmark in a private funding round. Pursuant to the arrangement, the Company and CF&Co will collectively receive a cash fee equal to the greater of $6.0 million and 4% of the gross proceeds raised during the funding round. Additionally, on the same date, the Audit Committee authorized the Company and its subsidiaries to enter into joint engagements with CF&Co and its subsidiaries as advisors on other capital raising or financial advisory mandates with unaffiliated third-parties for transactions with total fees of $10.0 million or less; provided, that the gross transaction fees paid to the Company and CF&Co are negotiated on an arms-length basis, based on reasonable and customary third-party fees for similar mandates and the allocation of such fees are made proportionate to the work expected to be performed by CF&Co and the Company, in each case as reasonably determined by the Company’s Chief Executive Officer.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as

Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9273 as of June 30, 2025. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

This transaction is expected to result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that Newmark would otherwise be required to pay in the future. The tax receivable agreement that Newmark entered with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Newmark actually realizes as a result of the transaction. As of June 30, 2025, there was a $20.6 million tax receivable balance included in Other assets and a $17.5 million liability to Cantor included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2025, there were 397,631 Founding Partner interests in Newmark Holdings remaining in which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of June 30, 2025.

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

(25)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$288,678	$272,324
Outside broker payable	66,594	64,897
Payroll taxes payable	140,107	126,289
Corporate taxes payable	—	1,393
Derivative liability	15,794	4,603
Right-of-use liabilities	106,329	108,434
Total	$617,502	$577,940

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$111,819	$111,839
Payroll and other taxes payable	47,671	52,887
Financial guarantee liability	29,790	26,315
Deferred rent	6,403	6,349
Contingent consideration	24,726	21,935
Tax receivable agreement liability (1)	17,511	—
Other	12,464	11,790
Total	$250,384	$231,115
(1) There is an offsetting related deferred tax asset of $20.6 million included in other assets on the condensed consolidated balance sheets.

(26)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of June 30, 2025, an aggregate of 500.0 million shares were registered on Forms S-8. As of June 30, 2025, awards with respect to 119.4 million shares had been granted and 380.6 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9273 as of June 30, 2025.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Issuance of common stock and exchangeability expenses	$36,953	$11,852	$89,232	$47,958
Limited partnership units amortization	6,782	7,169	16,321	14,516
RSU amortization	14,017	5,920	26,365	13,679
Total compensation expense	57,752	24,941	131,918	76,153
Allocations of net income to limited partnership units and FPUs (1)	2,389	545	2,569	776
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$60,141	$25,486	$134,487	$76,929
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

Newmark Holdings Units
Balance, January 1, 2024	42,376,966
Issued	16,440,711
Redeemed/exchanged units	(6,166,506)
Forfeited units/other	(854,717)
Balance, December 31, 2024(1)	51,796,454
Issued	7,051,299
Redeemed/exchanged units	(5,698,789)
Forfeited units/other	(417,436)
Balance June 30, 2025(2)	52,731,528

Total exchangeable units outstanding(1):
December 31, 2024	13,906,798
June 30, 2025	13,876,063
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of June 30, 2025, there were 2.8 million such partnership units in Newmark Holdings outstanding, of which 1.9 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2024, there were 2.7 million such partnership units in Newmark Holdings outstanding, of which 1.8 million units were exchangeable.
(2)As of June 30, 2025, the total Limited Partnership Units included 2.4 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Newmark Holdings Units	3,387,780	1,274,736	7,693,750	4,922,350

Compensation expense related to the issuance of Newmark Class A common stock and grants of exchangeability on Newmark Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Issuance of common stock and exchangeability expenses	$36,953	$11,852	$89,232	$47,958

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Notional Value	$157,172	$161,861
Estimated fair value of the post-termination payout(1)	$57,883	$56,210
Outstanding limited partnership units in Newmark Holdings	15,949,192	17,249,585
Outstanding limited partnership units in Newmark Holdings - unvested	3,984,578	5,570,815
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 5.7 million distribution earning limited partnership units and 1.7 million N Units as of June 30, 2025. The aggregate estimated grant date fair value of these awards was $66.0 million as of June 30, 2025. As of June 30, 2025, there was $20.5 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 1.5 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Limited partnership units amortization	$6,782	$7,169	$16,321	$14,516

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	June 30, 2025	December 31, 2024
Notional Value	$512	$512
Estimated fair value of limited partnership units (1)	$261	$261
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During both the three and six months ended June 30, 2025 and 2024, there was no compensation expense (benefit) related to these limited partnership units held by Newmark employees.

During the three months ended June 30, 2025 and 2024, Newmark employees were granted 2.8 million and 2.8 million N Units, respectively. During the six months ended June 30, 2025 and 2024, Newmark employees were granted 5.7 million and 6.3 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain revenue thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as share-equivalent grants. During the three months ended June 30, 2025 and 2024, 2.0 million and 2.6 million N Units, respectively, were converted into distribution earning limited partnership units.

During the six months ended June 30, 2025 and 2024, 5.3 million and 5.1 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2024	12,133,105	$8.59	$104,251	4.01	4,883	$4.22	$21	0.87
Granted	2,838,998	9.92	28,159		19,425	6.87	133
Settled units (delivered shares)	(3,118,150)	8.61	(26,850)		(1,243)	4.28	(5)
Forfeited units	(876,228)	8.89	(7,789)		(19,479)	6.88	(134)
Balance, December 31, 2024	10,977,725	$8.91	$97,771	3.83	3,586	$4.08	$15	0.33
Granted	1,700,070	12.53	21,302		—	—	—
Settled units (delivered shares)	(2,532,652)	8.81	(22,306)		(1,241)	4.28	(5)
Forfeited units	(174,156)	9.68	(1,686)		—	—	—
Balance, June 30, 2025	9,970,987	$9.54	$95,081	3.71	2,345	$3.97	$10	0.12
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSU amortization	$14,017	$5,920	$26,365	$13,679

As of June 30, 2025, there was $58.1 million of total unrecognized compensation expense related to unvested Newmark RSUs.

(27)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of June 30, 2025 and December 31, 2024, Newmark was committed to fund approximately $0.2 billion and $0.1 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the second quarter of 2025 with contingent cash consideration of $11.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(28)    Subsequent Events

On July 29, 2025, Newmark declared a qualified quarterly dividend of $0.03 per share payable on August 29, 2025, to Class A and Class B common stockholders of record as of August 14, 2025, which is the same as the ex-dividend date.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2025 and 2024. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Key Business Drivers
The key drivers of our business include our ability to attract and retain revenue generating headcount across our service lines, the productivity of these employees, and industry volumes in these areas. Volumes are largely a factor of economic growth, interest rates, and the demand for commercial real estate as an investment and for debt financing. In addition, demand for our services is influenced by secular trends with respect to outsourcing and other services we provide.

Attracting and Retaining Revenue-Generating Headcount. During 2024 and the first half of 2025, we continued to solidify what we believe is our position as the platform of choice for many of the real estate industry’s top professionals. In the U.S., U.K., France, Germany, Singapore, and other locations, we attracted some of the most prolific and experienced revenue-generating employees. We believe that these additions further demonstrate the strength of our global brand, and the value of our substantial investments in data, analytics, and talent. Furthermore, our revenue-generating headcount was flat or up modestly year-on-year at the end of each of the five quarters ended June 30, 2024 through June 30, 2025. Therefore, productivity gains were the primary driver of our revenue growth, as well as increased fees across Capital Markets, Leasing, and V&A. Newly added revenue-generating professionals typically take 6 to 18 months to produce meaningful fees, although we generally record related expenses beginning in their first quarter with the Company. As more of Newmark’s recently hired team members ramp up, we expect to further improve our productivity and earnings over time, all else equal.

Continued Trends with Respect to Management Services, Servicing Fees and Other. Many of our Management Services offerings continue to benefit from increased outsourcing by corporations and other occupiers, owners of real estate, lenders, and investment funds. We expect these outsourcing trends to continue for the foreseeable future, which should benefit our recurring revenue businesses as we continue to invest in areas including property management, facilities management, underwriting and due diligence, outsourced lease administration, and property accounting.

Additionally, we operate a high margin and growing loan servicing and asset management business focused on GSE/FHA loans, as well as on bank, private credit, and commercial mortgage-backed securities clients. We expect this business to benefit as the overall amount of commercial and multifamily debt outstanding increases, and as Newmark continues to gain origination market share. As of June 30, 2025, our loan servicing and asset management portfolio was $182.0 billion (of which 60.9% was limited servicing and asset management, 38.2% was higher margin primary servicing, and 0.9% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

These factors, combined with our ability to cross sell between our service lines, enabled us to grow the revenues of our Management Services, Servicing Fees and Other business line by double digit CAGRs between 2017 and 2024, and to increase these recurring revenues by 13.6% year-on-year in the second quarter of 2025.

Trends in GDP and Job Growth. Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and GDP growth.

According to Bloomberg, U.S. GDP contracted at an annualized rate of 0.5% in the first quarter of 2025, after having expanded by 2.8% in 2024 and 2.9% in 2023. The preliminary estimate from the U.S. Bureau of Economic Analysis stated that the decline “primarily reflected an increase in imports, which are a subtraction in the calculation of GDP, and a decrease in government spending. These movements were partly offset by increases in investment, consumer spending, and exports.” Many economists attribute higher imports to stockpiling in anticipation of tariffs later imposed or announced by the current U.S. administration. This reversed itself in the second quarter of 2025, as a steep drop in imports helped drive a 3.0% expansion of U.S. GDP. This increase in GDP was partly offset by decreases in investment and exports. According to the July 14, 2025 Bloomberg survey of economists, U.K. GDP is expected to increase by 0.9% year-on-year in the second quarter of 2025, after having expanded by 1.3% in the first quarter of 2025 and by 1.1% and 0.4%, respectively, in 2024 and 2023.

According to Bloomberg, the seasonally adjusted monthly average of U.S. non-farm payroll employment increased at a slower rate versus recent averages, and increased by approximately 64,000 in the second quarter of 2025. In comparison, the monthly average grew by 111,000 in the first quarter of 2025 and by 168,000 and 216,000 in full years 2024 and 2023, respectively. The June 2025 U.S. unemployment rate (based on U-3) was 4.2% compared with 4.1% a year earlier. The comparable U.K. unemployment rate as of May 2025 (the most recent available) was 4.7% versus 4.4% a year earlier.

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

The ten-year U.S. Treasury yield decreased by approximately 17 basis points quarter on quarter and year-on-year to 4.2% as of June 30, 2025. The ten-year U.K. Gilt yield decreased by approximately 19 basis points quarter on quarter and increased by 32 basis points year-on-year to 4.5% as of June 30, 2025. Subsequent to the end of the second quarter, ten-year U.S. Treasury yields remained largely unchanged as of August 4, 2025, following the announcement of new tariffs by the U.S. and stronger than expected second quarter U.S. GDP growth. There has also been a decline in interest rate volatility and credit spreads to below long term averages (as measured by the ICE BofA MOVE Index, the Bloomberg U.S. Corp BBB/Baa - Treasury 10 Year Spread, and equivalent metrics for the U.K.). For context, ten-year U.S. Treasury and ten-year U.K. Gilt yields still remain below their 50-year average through December 31, 2024 of approximately 5.9% and 6.8%, respectively.

As of June 30, 2025, the most commonly cited U.S. and U.K. inflation measures were up 2.7% and 4.4%, respectively, versus a year earlier. They remain higher than the 2% targets set by both the FOMC and MPC. Most economists surveyed by Bloomberg expect inflation to remain above these targets for the next two years. Concerns about the impact of the recently passed U.S. tax bill, stricter immigration policies, and increased tariffs and elevated inflation, partially offset by the expected slowing of GDP growth, have reduced clarity in terms of how fast the FOMC and/or MPC will lower short term rates. As a result, short-term yields are expected to be higher compared with most of the period from the end of 2008 through early 2022.

For example, the July 25, 2025 Bloomberg consensus was for the Fed Funds Target rate to be approximately 4.1%, 3.5%, and 3.3%, respectively, by the ends of 2025, 2026, and 2027. The most recent Bloomberg consensus was for the Bank of England’s short-term target rate to be 3.8%, 3.5%, and 3.3%, respectively, over the same periods. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 (near the height of the global financial crises) through February 28, 2022 (when the FOMC began raising this rate), and averaged approximately 4.9% and 3.1% over the 50 years and 25 years ended December 31, 2022, respectively. The Official Bank Rate averaged 0.47% from December 31, 2008 through February 28, 2022, and approximately 2.4% and 6.3% over the 25 and 50 years ended December 31, 2024, respectively, with both sets of long-term data from Bloomberg.

Industry Leasing Activity. While industrial and retail have increased as a percentage of leasing revenues since 2019, office remains the majority of activity for Newmark and the industry. According to data from Newmark Research and CoStar, U.S. office leasing activity, as measured by the percentage of inventory leased in a given quarter, increased by low single digit percentages year-on-year in the second quarter of 2025, but remained below the quarterly average for 2015 through 2019. CoStar states that second quarter 2025 U.K. office leasing activity was up 17% to just under 11 million square feet. While U.K. activity is still below pre-pandemic averages, the second quarter of 2025 was the strongest three-month period for office leasing for the U.K. since the third quarter of 2019. With the pipeline of new office construction expected to drop off dramatically after 2025, the ongoing enhancement of Class B office product, and the conversion of obsolete space into multifamily and other uses, we expect office fundamentals to continue to gradually improve.

We expect demand for office space to be driven by the reset in values due to near-term debt maturities. We also continue to see increased need for high quality office space in an increasing number of markets, led by ongoing return-to-work plans, as well as new demand driven by companies in technology including AI as well as financial services. Placer.ai data for June 2025 indicates that in-person attendance in the U.S. increased to an average of 72.6% of June 2019 pre-pandemic levels versus 67.1% a year earlier. This represented a year-on-year improvement in attendance of 8.2%. Our Management Services, Servicing Fees and Other, Leasing, and Other Commissions, and Capital Markets professionals continue to actively collaborate with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

Based on data from Newmark Research and/or CoStar, new U.S. industrial leasing activity improved by less than 1% in the second quarter of 2025 ahead of tariff escalations, although vacancy continued to increase. In the U.K., the industrial leasing availability rate hit its highest level in over a decade. U.S. retail leasing activity declined by over 25% in the second quarter of 2025, partially due to a rise in retail bankruptcies. Retail availability rose by just 0.1% to 5.3%, however, and remained 130 basis points below the long-term average. Against this market backdrop, Newmark’s revenues from Leasing and Other Commissions increased by 13.8% for the quarter ended June 30, 2025.

Industry Capital Markets Activity. We believe that we once again gained share in Capital Markets as overall industry volumes continued to generally improve. For example, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that U.S. notional investment sales volumes were up by approximately 11% in the U.S. in the second quarter of 2025 compared with a year earlier and that U.S. commercial and multifamily originations increased by 38%. Preliminary MSCI data indicates that European investment sales volumes declined by 10% for the same period, although this source often revises such figures upwards at a later date. In comparison, Newmark’s second quarter 2025 Total Debt and investment sales volumes were up year-on-year by approximately 135% and 26%, respectively.

We have gained considerable Capital Markets share over the past several years. According to data or estimates from MSCI, the MBA, and/or Newmark Research, our U.S. Total Debt volumes were 9.4% of total U.S. commercial and multifamily mortgage originations over the twelve months ended June 30, 2025, up approximately 250 basis points year-on-year and by over six times compared with 1.5% of such originations in 2015. Newmark’s U.S. investment sales volumes were 9.9% of overall U.S. MSCI volumes over the twelve months ended June 30, 2025, which was an increase of approximately 100 basis points versus the year-earlier period and three times our 3.3% share of U.S. MSCI volumes in 2015.

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
•Capital Markets. This consists of investment sales and commercial mortgage origination, net. Our investment sales business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as equity placement and other related services. Our commercial mortgage origination business offers services and products to facilitate debt financing for our clients and customers. Commercial mortgage origination revenue is comprised of commissions generated from mortgage brokerage and debt placement services, as well as the origination fees and premiums derived from the origination of GSE/FHA loans with borrowers. Our commercial mortgage origination revenue also includes the revenue recognized for the fair value of expected net future cash flows from servicing recognized at commitment.

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

On July 4, 2025, President Trump signed the OBBBA into law, which, among other things, introduces a broad range of changes to existing tax rules, including significant modifications to certain incentives previously introduced or expanded by the Inflation Reduction Act of 2022, as well as extensions and modifications of certain provisions of the Tax Cuts and Jobs Act of 2017. Management is in the process of evaluating potential implications of the OBBBA on the Company’s multinational activities. Based on a preliminary analysis, management does not expect that the OBBBA tax provisions will have a material impact on the Company, including with respect to its future financial condition, results of operations or liquidity. Management will continue to assess potential impact the OBBBA may have on the Company’s future financial condition, results of operations or liquidity.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management Services, Servicing Fees and Other	$298,397	39.3%	$262,778	41.5%	$582,290	40.9%	$519,712	44.0%
Leasing and Other Commissions	237,262	31.3	208,557	32.9	445,336	31.3	367,356	31.1
Capital Markets	223,453	29.4	162,039	25.6	396,980	27.9	292,806	24.8
Total revenues	759,112	100.0	633,374	100.0	1,424,606	100.0	1,179,874	100.0
Expenses:
Compensation and employee benefits	455,044	59.9	377,523	59.6	854,556	60.0	705,717	59.8
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	60,140	7.9	25,486	4.0	134,486	9.4	76,929	6.5
Total compensation and employee benefits	515,184	67.9	403,009	63.6	989,042	69.4	782,646	66.3
Operating, administrative and other	151,010	19.9	147,737	23.3	304,987	21.4	285,680	24.2
Fees to related parties	7,794	1.0	6,668	1.1	17,364	1.2	14,209	1.2
Depreciation and amortization	42,611	5.6	40,879	6.5	88,969	6.2	84,854	7.2
Total operating expenses	716,599	94.4	598,293	94.5	1,400,362	98.3	1,167,389	98.9
Other income (loss), net	230	—	5,637	0.9	980	0.1	5,623	0.5
Income (loss) from operations	42,743	5.6	40,718	6.4	25,224	1.8	18,108	1.5
Interest expense, net	(9,023)	(1.2)	(8,258)	(1.3)	(17,506)	(1.2)	(15,478)	(1.3)
Income (loss) before income taxes and noncontrolling interests	33,720	4.4	32,460	5.1	7,718	0.5	2,630	0.2
Provision (benefit) for income taxes	4,209	0.6	9,046	1.4	(5,844)	(0.4)	5,530	0.5
Consolidated net income (loss)	29,511	3.9	23,414	3.7	13,562	1.0	(2,900)	(0.2)
Less: Net income (loss) attributable to noncontrolling interests	8,692	1.1	9,135	1.4	1,509	0.1	(927)	(0.1)
Net income (loss) available to common stockholders	$20,819	2.7%	$14,279	2.3%	$12,053	0.8%	$(1,973)	(0.2)%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$36,953	4.9%	$11,852	1.9%	$89,232	6.3%	$47,958	4.1%
Limited partnership units amortization	6,782	0.9	7,169	1.1	16,321	1.1	14,516	1.2
RSU amortization	14,017	1.8	5,920	0.9	26,365	1.9	13,679	1.2
Total equity compensation	57,752	7.6	24,941	3.9%	131,918	9.4%	76,153	6.5%
Allocations of net income to limited partnership units and FPUs	2,389	0.3	545	—%	2,569	0.2	776	—%
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$60,141	7.9%	$25,486	3.9%	$134,487	9.4%	$76,929	6.5%

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $35.6 million, or 13.6%, to $298.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase reflects approximately 30% growth from V&A in the U.S. across several alternative property types, as well as continued growth from Newmark’s high margin Servicing and Asset Management platform.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $28.7 million, or 13.8%, to $237.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was driven by strong growth in retail and office transactions in key gateway markets.

Capital Markets
Capital Markets revenues increased by $61.4 million, or 37.9%, to $223.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by an approximately 135% and 26% improvement in Total Debt and investment sales volumes, respectively. These results reflected significant activity for data centers, as well as for office and multifamily. For comparison to the industry at large, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that industry notional investment sales volumes were up by approximately 11% in the U.S. in the second quarter of 2025 compared with a year earlier and that U.S. commercial and multifamily originations increased by 38%.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $77.5 million, or 20.5%, to $455.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase reflects higher commission-based revenues and other costs related to Newmark’s growth initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $34.7 million, or 136.0%, to $60.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is due to the timing of grants of exchangeability, including with respect to contract renewals.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $3.3 million, or 2.2%, to $151.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to higher pass through costs and other items related to increased revenues, partially offset by lease credits related to liquidated entities.

Fees to Related Parties
Fees to related parties increased by $1.1 million, or 16.9%, to $7.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2025 increased by $1.7 million, or 4.2%, to $42.6 million compared to the three months ended June 30, 2024 due to a $1.2 million increase in fixed asset depreciation related to terminated leases and a $0.9 million increase in expenses related to MSR valuation allowance.

Other Income (loss), Net
Other income (loss), net was $0.2 million and $5.6 million for the three months ended June 30, 2025 and 2024, respectively. The change primarily consisted of a decrease in recoveries from forfeited shares of restricted Newmark Class A common stock.

Interest Expense, Net
Interest expense, net increased by $0.8 million, or 9.3%, to $9.0 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to additional borrowing on the revolving Credit Facility.

Provision for Income Taxes
Provision for income taxes decreased by $4.8 million, or 53.5%, to $4.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $0.4 million, or 4.8%, to $8.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $62.6 million, or 12.0%, to $582.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase reflects approximately 28% growth from V&A fees in the U.S. across several alternative property types, continued growth from Newmark’s high margin Servicing and Asset Management platform and continued growth from our suite of outsourcing businesses.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $78.0 million, or 21.2%, to $445.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 which was driven by strong growth in office and retail transactions.

Capital Markets
Capital Markets revenues increased by $104.2 million, or 35.6%, to $397.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase reflects a 22.7% improvement in investment sales fees and a 66.8% increase in commercial mortgage origination, net, both of which reflected significant volume improvement across every major property type.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $148.8 million, or 21.1%, to $854.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase reflects higher commission-based revenues and other costs related to Newmark’s growth initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $57.6 million, or 74.8%, to $134.5 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is due to the timing of certain grants of exchangeability, including with respect to contract renewals, as well as $21.1 million of charges related to the exchange and redemption of the remaining limited partnership units held by Newmark’s former Executive Chairman, Mr. Lutnick, in the first quarter of 2025.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $19.3 million, or 6.8%, to $305.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 largely due to costs directly tied to Newmark’s revenue growth and CECL reserves for financial guarantee liability and other receivables, partially offset by lease credits related to liquidated entities.

Fees to Related Parties
Fees to related parties increased by $3.2 million, or 22.2%, to $17.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2025 increased by $4.1 million, or 4.8%, to $89.0 million compared to the six months ended June 30, 2024 due to a $4.3 million increase in fixed asset impairment related to terminated leases, offset by a $0.3 million change in MSR valuation allowance.

Other Income (loss), Net
Other income (loss), net of $1.0 million and $5.6 million in the six months ended June 30, 2025 and 2024, respectively, consisted primarily of recoveries from forfeited shares of restricted Newmark Class A common stock.

Interest Expense, Net

Interest expense, net increased by $2.0 million, or 13.1%, to $17.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to additional borrowing on the revolving Credit Facility.

Provision (benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $11.4 million, or 205.7%, to $(5.8) million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to revaluation of deferred tax assets, net windfall tax benefit on equity awards in 2025 and larger valuation allowance on international losses in 2024. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased by $2.4 million, or 262.8% to $1.5 million of net income attributable to noncontrolling interests for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of June 30, 2025, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $596.2 million and $275.0 million outstanding under the Credit Facility with a carrying amount of $275.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $5.4 billion as of June 30, 2025 and $4.7 billion as of December 31, 2024.

Total liabilities were $3.9 billion as of June 30, 2025 and $3.2 billion as of December 31, 2024.

Liquidity
As of June 30, 2025, we had cash and cash equivalents of $195.8 million. Additionally, we had $325.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
7.500% Senior Notes	$596,210	$595,673
Credit Facility	275,000	75,000
Total corporate debt	$871,210	$670,673

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

During the six months ended June 30, 2025, there were $420.0 million of borrowings and $220.0 million of repayments under the Credit Facility. As of June 30, 2025, there were $275.0 million of borrowings outstanding under the Credit Facility. As of June 30, 2025, borrowings under the Credit Facility carried an interest rate of 5.93%, with a weighted-

average interest rate of 5.92% for the six months ended June 30, 2025. As of December 31, 2024, there were no borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of August 7, 2025. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then-outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First
Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of June 30, 2025, Newmark had $1.6 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2025 and December 31, 2024 we had $1.3 billion and $0.8 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Leases
Total lease liability as of June 30, 2025 was $590.8 million. Of the total amount, $123.1 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $21.2 million of guarantees and/or letters of credit with exposure to Newmark. There was an additional $11.0 million of guarantees and/or letters of credit related to lease liabilities not in consolidated SPVs. In addition, Newmark had contracted future customer revenues and sub-lease income as of June 30, 2025 amounting to approximately $175.7 million.

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

As of June 30, 2025, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(559,146)	$(327,269)
Add back:
Net activity from loan originations and sales	535,142	273,992
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$(24,004)	$(53,277)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $157.9 million and $185.7 million for the six months ended June 30, 2025 and 2024, respectively. Excluding these loans, net cash provided by (used in) operating activities excluding loan originations and sales would be $133.9 million and $132.5 million for the six months ended June 30, 2025 and 2024, respectively.

Cash Flows for the Six Months Ended June 30, 2025
For the six months ended June 30, 2025, we used $559.1 million of cash in operations. Excluding activity from loan originations and sales, cash used in operating activities for the six months ended June 30, 2025 was $24.0 million. Cash used in operations included $157.9 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $11.9 million, consisting of cash paid for the purchases of fixed assets. Cash provided by financing activities of $575.8 million primarily related to net borrowings of $200.0 million of corporate debt and net proceeds from warehouse facilities of $536.6 million. This was offset by payments to shareholders and partners for dividends and distributions of $33.8 million and treasury stock repurchases of $125.5 million.

Cash Flows for the Six Months Ended June 30, 2024
For the six months ended June 30, 2024, we used $327.3 million of cash in operations. Excluding activity from loan originations and sales, cash used in operating activities for the six months ended June 30, 2024 was $53.3 million. Cash used in operations included $185.7 million of loans, forgivable loan and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $16.6 million, consisting of cash paid for the purchases of fixed assets. Cash provided by financing activities of $363.4 million primarily related to net borrowings of $200.0 million of corporate debt and net proceeds from warehouse facilities of $294.2 million. This was offset by treasury stock repurchases of $92.7 million, payments to shareholders and partners for dividends and distributions of $32.8 million, and payments of deferred financing costs of $5.3 million.

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

Credit Ratings

    As of June 30, 2025, our public long-term credit ratings and associated outlooks are as follows:

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

Certain Related Party Transactions
The following related party disclosure relates to the period subsequent to June 30, 2025. See Note 23 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for related party transactions prior to June 30, 2025.

Cantor Rights to Purchase Cantor Units from Newmark Holdings

As of August 6, 2025, there were 397,631 Founding Partner interests in Newmark Holdings remaining in which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 23 — “Related Party Transactions Cantor Rights to Purchase Cantor Units from Newmark Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.
Transactions with Executive Officers and Directors
On July 29, 2025, the Compensation Committee (i) granted to Mr. Merkel 68,302 shares of Class A common stock following the redemption and cancellation of an aggregate of 73,657 non-exchangeable PSUs previously held by Mr. Merkel, at the then-current Exchange Ratio of 0.9273, delivered less 13,158 shares withheld by Newmark for taxes at $14.37 per share, in the amount of 55,144 net shares, and (ii) redeemed 73,657 of Mr. Merkel’s non-exchangeable PPSUs for an aggregate determination amount of approximately $795,097, less taxes.

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

Fully Diluted Share Count

Our fully diluted weighted-average share counts for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	June 30,
	2025	2024
Common stock outstanding(1)	177,965	174,121
Partnership units(2)	71,684	—
RSUs (Treasury stock method)	3,724	—
Newmark exchange shares	297	—
Total(3)	253,670	174,121
(1)Common stock consisted of Newmark Class A common stock and Newmark Class B common stock. For the six months ended June 30, 2025, the weighted-average number of Class A common stock was 156.7 million shares and Class B common stock was 21.3 million that were included in our fully diluted EPS computation.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the 19.8 million partnership units held by Cantor as of June 30, 2025 were generally exchangeable into up to 18.3 million shares of Newmark Class A common stock and/or Newmark Class B common stock at the then-current Exchange Ratio of 0.9273. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the six months ended June 30, 2025 and 2024, the weighted-average share count included 0.1 million and 81.6 million anti-dilutive securities, respectively, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of June 30, 2025 and 2024 was as follows (in thousands):

	June 30,
	2025	2024
Common stock outstanding	175,638	171,670
Partnership units	68,725	77,306
RSUs (Treasury stock method)	3,260	3,789
Newmark exchange shares	283	356
Total	247,906	253,121

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2025, we have issued 2.8 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the second quarter of 2025 with contingent cash consideration of $11.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

Legal Proceedings

See the discussion under the heading “Transactions with Executive Officers and Directors,” in Note 23 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding Mr. Howard W. Lutnick’s December 2021 bonus award.

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

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The defendants filed a motion to dismiss and in response, on May 31, 2023, the plaintiffs filed an Amended Class Action Complaint alleging similar allegations as a basis for claims for breach of contract and violation of the Sherman Act. The defendants moved to dismiss the Amended Complaint. On February 23, 2024, the plaintiffs filed a Second Amended Complaint, repleading claims for violation of federal antitrust laws and challenging economic forfeiture and non-compete obligations as violative of federal competition law. On December 2, 2024, the District Court granted the defendants’ motion to dismiss the Second Amended Complaint. On December 16, 2024, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. The parties have completed briefing the appeal. The Company continues to believe the lawsuit has no merit and that the District Court’s dismissal of the matter will be affirmed on appeal. However, as with any litigation, the outcome cannot be determined with certainty.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2025 and December 31, 2024, the aggregate balance of employee loans, net of reserve, was $870.6 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $31.2 million and $24.8 million, for the three months ended June 30, 2025 and 2024, respectively, and $56.7 million and $49.2 million for the six months ended June 30, 2025 and 2024, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2025, there was an increase of $2.7 million in our reserve balance. Additionally, there was $6.4 million of receivables expensed, totaling a $9.1 million increase in “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S.

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

On May 16, 2025, Mr. Howard W. Lutnick agreed to sell approximately 10.8 million shares of Newmark Class A common stock beneficially owned by him to Newmark at a price of $11.58 per share pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization. Such repurchase closed on May 19, 2025, and was approved by the Audit Committee. See Note 23—“Related Party Transactions—Transactions with Other Related Parties” for further information. The Company repurchased approximately $125.5 million of shares during the second quarter of 2025 and had approximately $246.4 million remaining under its Share Repurchase and Unit Purchase Authorization as of June 30, 2025. Newmark anticipates share repurchases and unit redemptions remaining a long term capital allocation priority.

Our Organizational Structure

As of June 30, 2025, there were 240,269,262 shares of Newmark Class A common stock issued and 154,352,509 outstanding. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2025, Cantor and CFGM collectively held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock, and CFGM held 1,025,612 shares of Newmark Class A common stock. The shares of Newmark Class A and Class B common stock held by Cantor and CFGM, as of June 30, 2025, represented approximately 58.3% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.7% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 87.3% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 72.9% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 27.1% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged).

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2025, we directly held Newmark OpCo limited partnership interests consisting of approximately 178,821,279 units representing approximately 72.0% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of June 30, 2025, 1,924,597 Founding/Working Partner interests were outstanding. These Founding/Working Partner interests were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor permits from time to time). Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

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

As of June 30, 2025, 69,929,073 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2025, the Exchange Ratio was 0.9273.

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

The following diagram illustrates the ownership structure of Newmark as of June 30, 2025. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF JUNE 30, 2025

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 11.9% of the economics and 57.0% of the voting power in Newmark Group, Inc. CFGM has 0.8% of the economics and 1.3% of the voting power in Newmark Group, Inc.
(3) Public Stockholders includes unrestricted shares of our Class A common stock owned by current employees due to an inability to track such shares once they leave the Company’s transfer agent.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2025 through June 30, 2025 as follows: (a) an aggregate of 6,737,297 limited partnership units granted by Newmark Holdings; (b) 10,839,674 shares of Newmark Class A common stock repurchased by us; (c) 33,427 shares of restricted Newmark Class A common stock forfeited; (d) 2,171,525 shares of Newmark Class A common stock issued for RSUs; (e) 121,095 shares of Class A common stock issued by us under our acquisition shelf registration statement on Form S-4 (Registration No. 333-231616), but not the 17,198,809 of such shares and rights to acquire such shares remaining available for issuance by us under such registration statement; (f) 590,577 terminated limited partnership units; and (g) the above-mentioned 7,782,387 exchangeable limited partnership interests exchanged for 7,221,277 shares of Class A common stock.

Sale of Class A Common Stock to the Company

As previously disclosed, on May 16, 2025, Mr. Howard W. Lutnick, the U.S. Secretary of Commerce and the Company’s former Executive Chairman and former Chairman of the Board, agreed to sell to the Company 10,969,523 shares of Class A common stock beneficially owned by him, including (i) 7,989,936 shares held directly by Mr. Lutnick, (ii) 2,843,781 shares held in Mr. Lutnick’s personal asset trust, (iii) 3,384 shares held by the Howard W. Lutnick Family Trust, (iv) 2,573 shares held by Mr. Lutnick’s spouse, and (v) 129,849 shares originating from retirement accounts, including certain shares held by Mr. Lutnick’s spouse. The closing of the sale of the 10,839,674 shares held by him, his spouse, and the trusts occurred on May 19, 2025, and the closing of the sale of 129,849 shares held in retirement accounts will occur immediately after the closings of the sale of CFGM voting shares described below. The price per share for the sale is $11.58, which is equal to the closing price of a share of Class A Common Stock on the Nasdaq Global Select Market on May 16, 2025. The aggregate purchase price of the shares held in retirement accounts will be reduced by the after-tax portion of any dividends on such shares of Class A common stock paid to Mr. Lutnick and his spouse, in each case, between May 16, 2025 and the closing of the sale of the shares held in retirement accounts, as well as the after-tax portion of any declared but unpaid dividends on such shares of Class A common stock with a record date prior to the closing of the sale of the shares held in retirement accounts that are payable.

These repurchases are pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization, and the repurchases of such shares from Mr. Lutnick pursuant to such existing authorization was expressly approved by the Audit Committee. These transactions are pursuant to Mr. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce.

Sale of CFGM Voting Shares to Trusts Controlled by Brandon Lutnick

On May 16, 2025, Mr. Howard W. Lutnick, in his capacity as trustee of a trust, entered into agreements to sell to trusts controlled by Mr. Brandon G. Lutnick all of the voting shares of CFGM, which is the managing general partner of Cantor. CFGM, through its and Cantor’s ownership of shares of the Company’s common stock, controls approximately 58.3% of the total voting power of the outstanding common stock of the Company as of June 30, 2025. Following the closing of the transactions contemplated by such agreements, Mr. Brandon G. Lutnick will be deemed to have voting or dispositive power over the common stock of the Company held by CFGM and Cantor, and Mr. Howard W. Lutnick will no longer have voting or dispositive power over such securities. The closings of the transactions contemplated by such agreements are subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.

Sale of Other Interests to Trusts Controlled by Brandon G. Lutnick

On May 16, 2025, Mr. Howard W. Lutnick, in his capacity as trustee of a trust, entered into an agreement to sell to trusts controlled by Mr. Brandon G. Lutnick certain interests, including those in Tangible Benefits, LLC and KBCR Management Partners, LLC, entities which collectively hold 2,109,370 shares of Class A common stock of the Company. The closing of the transactions under such agreements will occur concurrently with the closings of the sale of CFGM voting shares described above.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $275.0 million outstanding on the Credit Facility as of June 30, 2025. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of June 30, 2025 was 432 basis points and 534 basis points at June 30, 2024. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $12.9 million based on our escrow balances as of June 30, 2025 and by $9.7 million based on our escrow balances as of June 30, 2024. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $12.9 million based on our escrow balances as of June 30, 2025 and by $9.7 million based on the escrow balances as of June 30, 2024.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $12.9 million based on our outstanding balances as of June 30, 2025 and by $7.9 million based on our outstanding balances as of June 30, 2024. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $12.9 million based on our outstanding warehouse balance as of June 30, 2025 and by approximately $7.9 million based on our outstanding warehouse balance as of June 30, 2024. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 5 — “Stock Transactions and Unit Purchases,” and Note 26 — “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2025, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: August 7, 2025