Form 10-Q
period 2025-09-30
NEWMARK GROUP, INC.
filed 2025-11-10
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2025
Class A Common Stock, par value $0.01 per share	159,126,874 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Capital Markets
Includes fees from commercial mortgage origination, net (which includes loan originations related fees and sales premiums, net as well as fees from mortgage brokerage and debt placement), investment sales (which consists of fees for real property sales, equity placement, and equity advisory transactions), and OMSR revenues

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
Buildings competing for a wide range of users with rents in the average range for the area. Building finishes are fair to good for the area and systems are adequate, but the building cannot compete with Class A properties at the same price

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

Exchange Agreement
Exchange agreement which provides (i) BGC Partners, (ii) Cantor, (iii) any entity controlled by either of them or by Mr. Howard W. Lutnick, and (iv) Mr. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives, the right to exchange shares of Newmark Class A common stock into Newmark Class B common stock on a one-to-one basis up to the number then authorized but unissued

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest for which an exchange right has been granted can be exchanged for a number of shares of Newmark Class A common stock

Fannie Mae	The Federal National Mortgage Association

Fannie Mae DUS	The Fannie Mae Delegated Underwriting and Servicing Program

FASB	Financial Accounting Standards Board

FHA	The Federal Housing Administration

FHFA	The Federal Housing Finance Agency

First Cantor Credit Agreement Amendment	First Amendment to the Cantor Credit Agreement entered into on December 20, 2023

FOMC	Federal Open Market Committee

Forward Sales Contract	An agreement to deliver mortgages to third-party investors at a fixed price

Founding Partner interests, Founding Partner units or FPUs	Founding/Working Partners units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, that are generally redeemed upon termination of employment

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

LPUs, limited partnership units, or limited partnership interests
Certain limited partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, BGC Holdings, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, RPUs, and SPUs, along with future types of limited partnership units in Newmark Holdings

Management Services	Newmark’s recurring businesses that are not part of the Company’s Servicing and Asset Management platform

Management Services, Servicing Fees and Other
Includes all pass through revenues, as well as fees from Newmark’s Servicing and Asset Management business, OS, property management, its flexible workspace platform, V&A, and other service lines including consulting, title and escrow services, and underwriting and due diligence. This term may be used interchangeably with “recurring revenues,” “recurring businesses” and “resilient businesses”

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

Newmark S11	Newmark S11 Holdings, LLC

NHL	Newmark Holdings Limited

NOL	Net operating loss

N Units
Non-distributing partnership units of Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Newmark Class A common stock, including NREUs and NPSUs

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

Purchaser Trusts	Certain trusts controlled by Mr. Brandon G. Lutnick as trustee with decision making control which closed the purchase of all the voting shares of CFGM on October 6, 2025

Rateable Value	The U.K.’s Valuation Office Agency calculates a rateable value for each business property in England and Wales. A rateable value is an estimate of what it would cost to rent a property for a year, on a set valuation date. The property is assumed to be vacant, in reasonable repair, and available to be rented on the open market. It is also assumed that the tenant pays for the business rates taxes, repairs and insurance. The valuation date is set by law and helps make valuations consistent

Real Estate LP	CF Real Estate Finance Holdings, L.P.

RealFoundations
RealFoundations, Inc. and its subsidiaries, a global professional services firm focused solely on the real estate industry through its management consulting and managed services business, based in Dallas, Texas, and acquired by Newmark on October 3, 2025

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
Newmark acted as the exclusive financial advisor to the FDIC on 2023 the sale of approximately $60 billion of loans formerly owned by Signature Bridge Bank, N.A. The FDIC acted in its capacity as receiver for Signature Bridge Bank, N.A. The portfolio encompassed more than 5,000 housing, retail, office, mixed-use, and bridge financing loans. A portion of the loans did not relate to real estate.

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

Spring11	Spring11 Holdings, L.P.

SPV	Special purpose vehicle

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

U-3	The number of unemployed individuals as a percentage of the entire labor force; considered the official unemployment rate by the U.S. Department of Labor

UBT	Unincorporated Business Tax

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

V&A	Valuation and Advisory

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
•market conditions and volatility, fluctuations in transaction volumes, including changes in leasing and lending activity and debt volumes, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases or decreases in deficits and the impact of changing government tax rates, repatriation rules, changes to U.S. trade or immigration policy and the impact of such policy changes on our and our clients’ businesses, deductibility of interest, and other changes to monetary policy, changing regulatory requirements or changes in legislation, regulations and priorities, possible turmoil across regional banks and certain global investment banks, possible disruptions in transactions, and potential downturns including recessions, and similar effects, which may not be predictable in future periods;
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
•uncertainties related to our integration of any businesses, including their systems, technology and employees, that we may acquire and the synergies and revenue growth generated from these and other acquisitions as we build out our international and domestic businesses;
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
•our relationship and transactions with Cantor and its affiliates, including CF&Co and CCRE, Newmark’s structure, including Newmark Holdings, which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and Newmark OpCo, which is owned by Newmark and Newmark Holdings, the timing and impact of any actual or future changes to our organization or structure, any challenges to our interpretation or application of tax laws to our structure, any related party transactions, conflicts of interest, or loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements and joint ventures, and CF&Co’s acting as our placement agent in connection with certain capital markets transactions;
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
•risks inherent in doing business in and expanding into international markets or with international partners, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, the risks of possible nationalization and/or foreign ownership restrictions, compliance with anti-corruption laws, import and export control laws, economic and trade sanctions programs and impacts to cross-border trade and travel, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, the outbreak of hostilities, the pursuit of trade, border control or other related policies by the U.S. and/or other countries, economic volatility in the U.K. and Europe, political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions, as well as potential changes in these factors;
•political and/or civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, and tensions with law enforcement, the impact of elections, or other social and political developments, labor unrest, the impact of U.S. government shutdowns, including the shutdown that began on October 1, 2025 or political impasses, and uncertainties regarding the debt ceiling, the federal budget, and the deployment of federal funds, including on HUD, as well as potential changes in these factors;
•the impact of terrorist acts, acts of war or other violence, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including but not limited to the OBBBA, changes in tax rates, interpretations of tax law, the impact of potential changes to U.K. tax rates and amendments to the application of National Insurance rules which may impact our subsidiaries organized as limited liability partnerships in the U.K. and their members, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, responses to global inflation rates, and other potential changes to tax and other policies resulting from elections and changes in governments;
•the impact of any claims or litigation related to compensation, or other transactions with our current and former executive officers;
•the effect on our business of leadership changes and the resulting transition following the confirmation of Mr. Howard W. Lutnick, our former Executive Chairman and principal executive officer, as U.S. Secretary of Commerce, our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise;
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
•the fact that the prices at which shares of our Class A common stock are or may be sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions; and
•the effect on the markets for and trading prices of our Class A common stock due to market factors, as well as of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, repurchases of shares of our Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on our Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledges, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners.

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

PART I
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$224,091	$197,691
Restricted cash and short-term investments	114,682	107,174
Loans held for sale, at fair value	1,400,208	774,905
Receivables, net	584,839	604,601
Receivables from related parties	—	326
Other current assets (see Note 16)	118,829	87,976
Total current assets	2,442,649	1,772,673
Goodwill	782,482	770,886
Mortgage servicing rights, net	508,100	517,579
Loans, forgivable loans and other receivables from employees and partners, net	856,516	769,395
Right-of-use assets	469,382	500,464
Fixed assets, net	157,077	166,729
Other intangible assets, net	50,320	64,468
Other assets (see Note 16)	193,956	147,926
Total assets	$5,460,482	$4,710,120
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,350,390	$754,308
Accrued compensation	391,030	448,183
Accounts payable, accrued expenses and other liabilities (see Note 25)	626,027	577,940
Payables to related parties	4,786	—
Total current liabilities	2,372,233	1,780,431
Long-term debt	746,478	670,673
Right-of-use liabilities	459,469	489,832
Other long-term liabilities (see Note 25)	250,875	231,115
Total liabilities	3,829,055	3,172,051
Commitments and contingencies (see Note 27)
Redeemable partnership interests	11,516	13,900
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 243,408,589 and 224,490,246 shares issued at September 30, 2025 and December 31, 2024, respectively, and 157,491,836 and 149,506,832 shares outstanding at September 30, 2025 and December 31, 2024, respectively	2,434	2,245
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2025 and December 31, 2024, convertible into Class A common stock	212	212
Additional paid-in capital	965,678	753,001
Retained earnings	1,249,200	1,207,285
Treasury stock at cost: 85,916,753 and 74,983,414 shares of Class A common stock at September 30, 2025 and December 31, 2024, respectively	(852,154)	(745,931)
Accumulated other comprehensive loss	2,585	(11,287)
Total stockholders’ equity	1,367,955	1,205,525
Noncontrolling interests	251,956	318,644
Total equity	1,619,911	1,524,169
Total liabilities, redeemable partnership interests, and equity	$5,460,482	$4,710,120

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Management Services, Servicing Fees and Other	$318,127	$282,623	$900,417	$802,335
Leasing and Other Commissions	244,008	214,581	689,344	581,937
Capital Markets	301,325	188,708	698,305	481,514
Total revenues	863,460	685,912	2,288,066	1,865,786
Expenses:
Compensation and employee benefits	510,216	392,277	1,364,771	1,097,994
Equity-based compensation and allocations of net income to limited partnership units and FPUs	81,124	48,749	215,610	125,678
Total compensation and employee benefits	591,340	441,026	1,580,381	1,223,672
Operating, administrative and other	175,340	151,942	480,326	437,622
Fees to related parties	8,185	7,638	25,549	21,847
Depreciation and amortization	45,460	44,576	134,429	129,430
Total operating expenses	820,325	645,182	2,220,685	1,812,571
Other income (loss), net	42,024	321	43,004	5,944
Income (loss) from operations	85,159	41,051	110,385	59,159
Interest expense, net	(7,974)	(7,863)	(25,480)	(23,341)
Income (loss) before income taxes and noncontrolling interests	77,185	33,188	84,905	35,818
Provision (benefit) for income taxes	18,731	8,847	12,887	14,378
Consolidated net income (loss)	58,454	24,341	72,018	21,440
Less: Net income (loss) attributable to noncontrolling interests	12,300	6,547	13,809	5,620
Net income (loss) available to common stockholders	$46,154	$17,794	$58,209	$15,820
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$46,154	$17,794	$58,209	$15,820
Basic earnings per share	$0.26	$0.10	$0.33	$0.09
Basic weighted-average shares of common stock outstanding	177,230	170,088	177,717	172,767
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$63,983	$26,151	$80,085	$22,968
Fully diluted earnings per share	$0.25	$0.10	$0.32	$0.09
Fully diluted weighted-average shares of common stock outstanding	251,674	254,970	253,179	255,376
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated net income (loss)	$58,454	$24,341	$72,018	$21,440
Foreign currency translation adjustments	(2,505)	10,186	16,642	5,124
Comprehensive income (loss), net of tax	55,949	34,527	88,660	26,564
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	11,898	8,585	16,579	6,648
Comprehensive income (loss) available to common stockholders	$44,051	$25,942	$72,081	$19,916

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2025	$2,403	$212	$916,386	$(852,154)	$1,208,373	$4,688	$233,547	$1,513,455
Consolidated net income	—	—	—	—	46,154	—	12,300	58,454
Foreign currency translation adjustments	—	—	—	—	—	(2,103)	(402)	(2,505)
Dividends to common stockholders	—	—	—	—	(5,327)	—	—	(5,327)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(8,320)	(8,320)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,139,327 shares	31	—	37,179	—	—	—	12,378	49,588
Contributions of capital to and from Cantor for equity-based compensation	—	—	(784)	—	—	—	(10)	(794)
Restricted stock units compensation	—	—	12,897	—	—	—	2,463	15,360
Balance, September 30, 2025	2,434	212	965,678	(852,154)	1,249,200	2,585	251,956	1,619,911

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2025	$2,245	$212	$753,001	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169
Consolidated net income	—	—	—	—	58,209	—	13,809	72,018
Foreign currency translation adjustments	—	—	—	—	—	13,872	2,770	16,642
Dividends to common stockholders	—	—	—	—	(16,294)	—	—	(16,294)
Exchange of Cantor Units for Newmark Class A common stock, 7,221,277 shares	72	—	90,030	—	—	—	(90,102)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(14,200)	(14,200)
Grant of exchangeability, redemption and issuance of Class A common stock, 11,697,066 shares	117	—	91,917	—	—	—	35,798	127,832
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,811)	—	—	—	(202)	(2,013)
Repurchase of 10,839,674 shares of Class A Common Stock	—	—	—	(105,039)	—	—	(20,484)	(125,523)
Forfeiture of Class A common stock, 93,665 shares	—	—	23	(941)	—	—	(172)	(1,090)
Restricted stock units compensation	—	—	29,907	—	—	—	5,663	35,570
Other	—	—	2,611	(243)	—	—	432	2,800
Balance, September 30, 2025	$2,434	$212	$965,678	$(852,154)	$1,249,200	$2,585	$251,956	$1,619,911

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2024	$2,165	$212	$703,299	$(648,820)	$1,154,280	$(8,607)	$320,434	$1,522,963
Consolidated net income	—	—	—	—	17,794	—	6,547	24,341
Foreign currency translation adjustments	—	—	—	—	—	8,148	2,038	10,186
Dividends to common stockholders	—	—	—	—	(5,105)	—	—	(5,105)
Purchase of limited partnership interests	—	—	(9,066)	—	—	—	(2,218)	(11,284)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(12,358)	(12,358)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,384,588 shares	34	—	41,457	—	—	—	14,235	55,726
Contributions of capital to and from Cantor for equity-based compensation	—	—	(16,607)	—	—	—	(4,063)	(20,670)
Repurchase of 6,779,828 shares of Class A Common Stock	—	—	—	(71,949)	—	—	(17,601)	(89,550)
Forfeiture of Class A common stock, 26,879 shares	—	—	—	(254)	—	—	(62)	(316)
Restricted stock units compensation	—	—	4,037	—	—	—	988	5,025
Balance, September 30, 2024	$2,199	$212	$723,120	$(721,023)	$1,166,969	$(459)	$307,940	$1,478,958

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2024	$2,095	$212	$657,736	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net income	—	—	—	—	15,820	—	5,620	21,440
Foreign currency translation adjustments	—	—	—	—	—	4,096	1,028	5,124
Dividends to common stockholders	—	—	—	—	(15,526)	—	—	(15,526)
Purchase of limited partnership interests	—	—	(9,066)	—	—	—	(2,218)	(11,284)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(14,658)	(14,658)
Grant of exchangeability, redemption and issuance of Class A common stock, 9,994,868 shares	104	—	79,300	—	—	—	30,444	109,848
Contributions of capital to and from Cantor for equity-based compensation	—	—	(16,960)	—	—	—	(4,148)	(21,108)
Repurchase of 15,745,930 shares of Class A Common Stock	—	—	—	(146,654)	—	—	(35,564)	(182,218)
Forfeiture of Class A common stock, 263,268 shares	—	—	410	(5,134)	—	—	(1,141)	(5,865)
Restricted stock units compensation	—	—	11,700	—	—	—	2,823	14,523
Balance, September 30, 2024	$2,199	$212	$723,120	$(721,023)	$1,166,969	$(459)	$307,940	$1,478,958

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per share of common stock	$0.03	$0.03	$0.09	$0.09
Dividends declared and paid per share of common stock	$0.03	$0.03	$0.09	$0.09
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$72,018	$21,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(77,432)	(63,798)
Depreciation and amortization	134,429	129,430
Provision (benefit) for credit losses on the financial guarantee liability	5,172	(1,317)
Provision (reversal) for doubtful accounts	8,116	(371)
Equity-based compensation and allocation of net income to limited partnership units and FPUs	215,610	125,678
Employee loan amortization and other non-cash compensation expense	111,213	91,772
Deferred tax provision (benefit)	(10,105)	(136)
Non-cash changes in acquisition related earn-outs	587	(4,033)
Unrealized (gains) on loans held for sale	(32,088)	(29,937)
Loan originations—loans held for sale	(7,163,694)	(5,291,238)
Loan sales—loans held for sale	6,570,479	4,822,339
Other	5,224	(9,074)
Consolidated net income (loss), adjusted for non-cash and non-operating items	(160,471)	(209,245)
Changes in operating assets and liabilities:
Receivables, net	11,646	79,990
Loans, forgivable loans and other receivables from employees and partners, net	(177,316)	(209,771)
Right-of-use assets	31,082	56,290
Receivable from related parties	326	—
Other assets	(50,714)	(45,242)
Accrued compensation	(105,836)	(98,091)
Right-of-use liability	(35,275)	(64,320)
Accounts payable, accrued expenses and other liabilities	35,257	78,475
Payables to related parties	4,786	(599)
Net cash used in operating activities	(446,515)	(412,513)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable investments	—	(312)
Payments for intangible assets	—	(1,500)
Purchases of fixed assets	(19,678)	(25,490)
Purchase of restricted short-term investments	(215,282)	—
Proceeds from maturity of restricted short-term investments	105,000	—
Net cash used in investing activities	(129,960)	(27,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	7,163,694	5,291,238
Principal payments on warehouse facilities	(6,567,613)	(4,804,069)
Borrowing of debt	420,000	835,000
Repayment of debt	(345,000)	(610,000)
Purchase of limited partnership interests	—	(11,284)
Treasury stock repurchases	(125,523)	(182,219)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(27,985)	(32,325)
Dividends to stockholders	(16,294)	(15,526)
Payments on acquisition earn-outs	(943)	—
Deferred financing costs	(1,682)	(5,368)
Net cash provided by financing activities	498,654	465,447
Net increase (decrease) in cash and cash equivalents and restricted cash	(77,821)	25,632
Cash and cash equivalents and restricted cash at beginning of period	304,865	258,706
Cash and cash equivalents and restricted cash at end of period	$227,044	$284,338

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,778	$29,767
Taxes	$31,884	$46,601
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$69,991	$42,005
Deferred tax asset	$20,601	$—
Tax receivable agreement liability	$17,511	$—
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

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related to, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor’s overhead costs, are included as Fees to related parties on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on services agreements with Cantor which reflect the utilization of services provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 23 — “Related Party Transactions” for an additional discussion of expense allocations).

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. Newmark adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. The adoption of this guidance did not have an impact on the accompanying unaudited condensed consolidated financial statements. Refer to Note 3 — “Summary of Significant Accounting Policies” for Newmark’s segment information disclosures.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option for entities to apply it retrospectively for each period presented, and early adoption is permitted. Management is continuing its implementation effort of the new guidance, including drafting new financial statement disclosures required by the standard and developing appropriate internal controls. The adoption of the new guidance is not expected to have an impact on the accompanying unaudited condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard, which is optional, addresses challenges faced by stakeholders when applying ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The new guidance will become effective for Newmark beginning on January 1, 2026, can be adopted using a prospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to address stakeholder feedback that the current guidance for software costs is outdated and not relevant given the evolution of software development. The standard clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The standard includes additional disclosure requirements as they are currently applied to property and equipment. The new guidance will become effective for Newmark beginning on January 1, 2028, can be adopted using either a prospective, modified retrospective or full retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU addresses stakeholders’ concerns about the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract, and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The amendments add a derivative scope exception for certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. The standard also clarifies the applicability of ASC 606 and its interaction with other ASC topics (including ASC 815 on derivatives and hedging and ASC 321 on equity securities), in the accounting for share-based noncash consideration (such as warrants or shares) received from a customer for the transfer of goods or services. The ASU is expected to provide investors with more comparable information and reduce accounting complexity and related reporting costs for preparers and auditors. The new guidance will become effective for Newmark beginning on January 1, 2027, can be adopted using either a prospective or modified retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

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

(2)    Limited Partnership Interests in Newmark Holdings and BGC Holdings

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated VIEs. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. In connection with the Separation and BGC Holdings Distribution, holders of BGC Holdings partnership interests received partnership interests in Newmark Holdings, described below. These collectively represented all of the limited partnership interests in BGC Holdings and Newmark Holdings at the time.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2025, the Exchange Ratio equaled 0.9258.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Newmark Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2025 are exchangeable for up to 18.3 million shares of Newmark Class B common stock, which are convertible into Newmark Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of September 30, 2025, the Exchange Ratio equaled 0.9258.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes made to Newmark’s significant accounting policies during the three and nine months ended September 30, 2025.

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

Cash and cash equivalents, restricted cash and short-term investments:
Restricted cash and short-term investments represents cash and short-term investments set aside for amounts pledged for the benefit of Fannie Mae and Freddie Mac to secure the Company’s financial guarantee liabilities. The Company’s restricted short-term investments consist of U.S. Treasury Bills with maturities between three months and one year. These investments are held to maturity and reported at amortized cost. The Company’s restricted cash consists of cash balances and restricted short-term investments with a maturity of less than three months. Restricted cash and short-term investments consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Restricted cash	$2,953	$107,174
Restricted short-term investments	111,729	—
Restricted cash and short-term investments	$114,682	$107,174

Restricted cash and short-term investments had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
Restricted cash	$2,953	$2,953
Restricted short-term investments (greater than three months maturity)	$111,729	$113,626
September 30, 2025	$114,682	$116,579

The Company’s restricted short-term investments in U.S. Treasury Bills are classified as Level 1 in the fair value hierarchy. Fair value is determined using quoted prices from active markets. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2025 and 2024, respectively.

Cash and cash equivalents and restricted cash on the accompanying unaudited condensed consolidated statements of cash flows consisted of the following (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$224,091	$178,583
Restricted Cash	2,953	105,755
Cash and cash equivalents and restricted cash	$227,044	$284,338

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH program. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and nine months ended September 30, 2025, there was an increase in the CECL related balance of $1.7 million and $5.2 million, respectively, primarily related to an increase in origination volumes in the Company’s Fannie Mae business. During the three and nine months ended September 30, 2024, there was a decrease in the CECL related balance of $3.0 million and $1.7 million, respectively. The balance of the financial guarantee liabilities was $31.5 million and $26.3 million as of September 30, 2025 and December 31, 2024, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and nine months ended September 30, 2025, there was a decrease in the CECL related provision of $1.2 million and $2.0 million, respectively. During the three and nine months ended September 30, 2024, there was an increase (decrease) in the CECL related provision of $19.0 thousand and $(1.8) million, respectively. The balance of the reserve was $12.4 million and $14.4 million, respectively, as of September 30, 2025 and December 31, 2024 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both September 30, 2025 and December 31, 2024, the balance of this reserve was $8.8 million and was included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, mark-to-market gains or losses on marketable and non-marketable investments, and settlements from litigation unrelated to our operations. Other income (loss), net was $42.0 million of income for the three months ended September 30, 2025 consisted primarily of $42.3 million received from insurers pursuant to the previously disclosed settlement from a previously disclosed derivative lawsuit. The amount consisted of $50.0 million of proceeds net of $7.7 million of plaintiff’s counsel legal fees. Other income (loss), net of $0.3 million of income for the three months ended September 30, 2024 primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock.

Segment and Geographic Information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services, as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of September 30, 2025, the Company has identified the Chief Executive Officer as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation.

For the three and nine months ended September 30, 2025, the Company had total revenue of $863.5 million and $2,288.1 million, respectively (which included $14.1 million and $31.4 million, respectively, of interest income on loans held for sale). For the three and nine months ended September 30, 2024, the Company had total revenue of $685.9 million and $1,865.8 million, respectively (which included $9.9 million and $22.8 million, respectively, of interest income on loans held for sale).
For the three months ended September 30, 2025 and 2024, the Company’s significant expenses included $591.3 million and $441.0 million, respectively, of Compensation and employee benefits (which included $81.1 million and $48.7 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $229.0 million and $204.2 million, respectively, of non-compensation related operating expenses (which included $45.5 million and $44.6 million, respectively, of depreciation and amortization and $8.2 million and $7.6 million, respectively, of fees to related parties). For the nine months ended September 30, 2025 and 2024, the Company’s significant expenses included $1,580.4 million and $1,223.7 million, respectively, of Compensation and employee benefits (which included $215.6 million and $125.7 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $640.3 million and $588.9 million, respectively, of non-compensation related operating expenses (which included $134.4 million and $129.4 million, respectively, of depreciation and amortization and $25.5 million and $21.8 million, respectively, of fees to related parties). For the three months ended September 30, 2025 and 2024, the Company had Interest expense, net of $8.0 million and $7.9 million, respectively, and other income (loss) of $42.0 million and $0.3 million, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company had Interest expense, net of $25.5 million and $23.3 million, respectively, and other income (loss) of $43.0 million and $5.9 million, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, the Company had total assets of $5.5 billion and $4.7 billion, respectively. See the Company’s consolidated balance sheets for more information.

The chief operating decision-maker evaluates the operating results and revenue of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management Services, Servicing Fees and Other	$318,127	$282,623	$900,417	$802,335
Leasing and Other Commissions	244,008	214,581	689,344	581,937
Capital Markets	301,325	188,708	698,305	481,514
Revenues	$863,460	$685,912	$2,288,066	$1,865,786
Geographic Information

The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$756,928	$594,139	$1,998,576	$1,607,862
U.K.	61,242	51,006	165,858	147,283
Other (1)	45,290	40,767	123,632	110,641
Revenues	$863,460	$685,912	$2,288,066	$1,865,786
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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income (loss) available to common stockholders	$46,154	$17,794	$58,209	$15,820
Basic weighted-average shares of common stock outstanding	177,230	170,088	177,717	172,767
Basic earnings per share	$0.26	$0.10	$0.33	$0.09

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$46,154	$17,794	$58,209	$15,820
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	17,829	8,357	21,876	7,148
Net income (loss) for fully diluted shares	$63,983	$26,151	$80,085	$22,968
Weighted-average shares:
Common stock outstanding	177,230	170,088	177,717	172,767
Partnership units(1)	68,316	79,371	70,549	77,792
RSUs (Treasury stock method)	5,714	5,138	4,576	4,398
Newmark exchange shares	414	373	337	419
Fully diluted weighted-average shares of common stock outstanding	251,674	254,970	253,179	255,376
Fully diluted earnings per share	$0.25	$0.10	$0.32	$0.09
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For both the three and nine months ended September 30, 2025, 43.6 thousand potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, 0.1 million and 0.3 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(5)    Stock Transactions and Unit Purchases

As of September 30, 2025, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Newmark Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares outstanding at beginning of period	154,352,509	150,384,929	149,506,832	152,639,359
Share issuances:
LPU redemption/exchange	2,675,722	2,969,977	15,726,341	8,137,918
Issuance of Class A common stock for Newmark RSUs	463,605	414,611	2,635,130	1,856,950
Other	—	(26,879)	463,207	74,513
Treasury stock repurchases	—	(6,779,828)	(10,839,674)	(15,745,930)
Shares outstanding at end of period	157,491,836	146,962,810	157,491,836	146,962,810

Class B Common Stock
Each share of Newmark Class B common stock is entitled to 10 votes and is convertible at any time into one share of Newmark Class A common stock.

As of both September 30, 2025 and December 31, 2024, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On November 4, 2024, Newmark’s Board re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries by Newmark in an aggregate amount up to $400.0 million, which authorization has no expiration date.

From time to time, Newmark may actively repurchase shares and/or purchase units. During the three months ended September 30, 2025, Newmark did not make any repurchases of shares or units. During the nine months ended September 30, 2025, Newmark repurchased 10.8 million shares of Newmark Class A common stock at an average price of $11.58 per share. During the three and nine months ended September 30, 2024, Newmark repurchased 6.8 million and 15.7 million shares of Newmark Class A common stock at an average price of $13.21 per share and $11.56 per share, respectively. On September 23, 2024, the Company purchased 795,376 of Barry Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current exchange ratio of 0.9248). There were no additional unit purchases for the three and nine months ended September 30, 2024. As of September 30, 2025, Newmark had $246.4 million remaining under its Share Repurchase and Unit Purchase Authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the nine months ended September 30, 2025 were as follows (in thousands, except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2025 - March 31, 2025	—	$—
April 1, 2025 - June 30, 2025(1)	10,839,674	$11.58
July 2025	—	$—
August 2025	—	$—
September 2025	—	$—
Total Repurchases	10,839,674	$11.58	$246,397
(1) On May 16, 2025, Mr. Howard W. Lutnick agreed to sell 10.8 million shares of Newmark Class A common stock beneficially owned by him to Newmark at a price of $11.58 per share pursuant to the Company’s Share Repurchase and Unit Purchase Authorization. Such repurchase closed on May 19, 2025, and was approved by the Audit Committee. See Note 23 — “Related Party Transactions — Transactions with Executive Officers and Directors — Howard W. Lutnick, Former Executive Chairman — Sale of Newmark Class A Common Stock to the Company” for further information.

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of period:	$13,900	$16,244
Income allocation	816	1,428
Distributions of income	(1,391)	(1,196)
Issuance and other	(1,809)	(2,576)
Balance at end of period	$11,516	$13,900

(6)    Investments

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

The carrying values of these investments were $5.0 million and $5.2 million as of September 30, 2025 and December 31, 2024, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. Newmark did not recognize any realized gains (losses) for the three and nine months ended September 30, 2025. Newmark recognized unrealized gains (losses) of $0.0 million and $(0.2) million related to these investments for the three and nine months ended September 30, 2025, respectively. Newmark did not recognize any realized and unrealized gains (losses) related to these investments for both the three and nine months ended September 30, 2024. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company made no additional investments during the three and nine months ended September 30, 2025, and the Company invested $0.0 million and $0.3 million during the three and nine months ended September 30, 2024, respectively.

(7)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2025 and December 31, 2024, Newmark had met all capital requirements. As of September 30, 2025 and December 31, 2024, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $380.5 million and $370.2 million, respectively, as of September 30, 2025 and December 31, 2024.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under a legacy credit risk Freddie Mac TAH program that is no longer active. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans under this program serviced by Newmark. Management believes that, as of September 30, 2025 and December 31, 2024, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $2.6 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	September 30, 2025	December 31, 2024
Cost Basis	$1,368,120	$764,667
Fair Value	1,400,208	774,905

As of September 30, 2025 and December 31, 2024, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed Forward Sales Contracts for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both September 30, 2025 and December 31, 2024, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income on loans held for sale	$14,116	$9,941	$31,414	$22,756
Gains (losses) recognized on change in fair value on loans held for sale	(7,105)	13,881	32,088	29,937

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	September 30, 2025			December 31, 2024
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$8,259	$1,636	$367,428	$1,010	$1,350	$81,717
Forward Sales Contracts	4,608	16,640	1,735,548	7,491	3,253	846,384
Total	$12,867	$18,276	$2,102,976	$8,501	$4,603	$928,101
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.7 million and $0.2 million of expenses for the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $1.0 million of expenses for the nine months ended September 30, 2025 and 2024, respectively, which expenses are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital markets	4,661	1,870	8,422	5,006
Rate lock commitments	Compensation and employee benefits	(697)	(160)	(1,799)	(993)
Forward Sale Contracts	Capital markets	1,158	(11,653)	(12,032)	(13,830)
Total		$5,122	$(9,943)	$(5,409)	$(9,817)

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

(10)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
Leasing and Other Commissions	$244,008	$214,581	$689,344	$581,937
Investment sales	159,860	99,223	359,341	261,777
Mortgage brokerage and debt placement	68,834	42,195	171,156	97,555
Management Services	242,250	211,977	690,974	604,177
Total	$714,952	$567,976	$1,910,815	$1,545,446
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$40,508	$26,220	$86,657	$65,759
Loan originations related fees and sales premiums, net	32,123	21,070	81,151	56,423
Servicing fees and other	75,877	70,646	209,443	198,158
Total	$863,460	$685,912	$2,288,066	$1,865,786
(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASC 606.

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at September 30, 2025 and December 31, 2024 was $0.7 million and $1.3 million, respectively. For the three and nine months ended September 30, 2025, Newmark recorded deferred revenue of $0.2 million and $0.4 million, respectively, and recognized revenue of $0.6 million and $1.0 million, respectively, that was recorded as deferred revenue in a previous period. For the three and nine months ended September 30, 2024, Newmark recorded deferred revenue of $0.3 million and $0.4 million, respectively, and recognized revenue of $0.04 million and $1.3 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of September 30, 2025 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $165.3 million. Over half of the remaining performance obligations as of September 30, 2025 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2029.

Approximate future cash flows to be received over the next five years as of September 30, 2025 are as follows (in thousands):

2025	$32,993
2026	88,610
2027	30,257
2028	11,719
2029	1,741
Thereafter	—
Total	$165,320

(11)    Capital markets

Capital markets revenues are derived from the following activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Sales	$159,860	$99,223	$359,341	$261,777
Fair Value of Expected Net Future Cash Flows from Servicing Recognized at Commitment, Net	40,508	26,220	86,657	65,759
Loan Originations Related Fees and Sales Premiums, Net	32,123	21,070	81,151	56,423
Mortgage Brokerage and Debt Placement	68,834	42,195	171,156	97,555
Total	$301,325	$188,708	$698,305	$481,514

(12)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2025	2024	2025	2024
Beginning Balance	$502,022	$516,805	$520,487	$534,390
Additions	38,425	23,948	77,432	63,798
Amortization	(30,143)	(29,863)	(87,615)	(87,298)
Ending Balance	$510,304	$510,890	$510,304	$510,890

Valuation Allowance
Beginning Balance	$(2,031)	$(2,602)	$(2,908)	$(3,187)
Decrease (increase)	(173)	(1,326)	704	(741)
Ending Balance	$(2,204)	$(3,928)	$(2,204)	$(3,928)
Net Balance	$508,100	$506,962	$508,100	$506,962

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing fees	$46,358	$43,489	$136,224	$127,620
Escrow interest and placement fees	14,533	16,104	39,267	45,850
Ancillary fees	871	1,110	2,538	1,932
Total	$61,762	$60,703	$178,029	$175,402

 Newmark’s primary servicing portfolio with recorded MSRs as of September 30, 2025 and December 31, 2024 was $71.7 billion and $67.4 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of September 30, 2025 and December 31, 2024 was $4.3 billion and $6.5 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.7 billion and $2.5 billion at September 30, 2025 and December 31, 2024, respectively.

The estimated fair value of the MSRs as of September 30, 2025 and December 31, 2024 was $647.4 million and $658.1 million, respectively.

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

The discount rates used in measuring fair value for the nine months ended September 30, 2025 and year ended December 31, 2024 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $15.7 million and $30.7 million, respectively, as of September 30, 2025, and by $16.6 million and $32.5 million, respectively, as of December 31, 2024.

(13)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2024	$776,547
Measurement period and currency translation adjustments	(5,661)
Balance, December 31, 2024	$770,886
Divestiture	(4,001)
Measurement period and currency translation adjustments	15,597
Balance, September 30, 2025	$782,482

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2024, which did not result in a goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,561	(12,561)	—	0.0
Non-contractual customers	24,031	(18,159)	5,872	4.2
Non-compete agreements	12,501	(9,046)	3,455	3.2
Contractual customers	61,558	(39,699)	21,859	2.2
Other	4,632	(3,738)	894	6.8
Total	$133,523	$(83,203)	$50,320	2.6

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,423	(11,628)	795	0.5
Non-contractual customers	30,131	(19,280)	10,851	7.1
Non-compete agreements	12,423	(8,131)	4,292	3.8
Contractual customers	59,527	(30,517)	29,010	2.9
Other	4,611	(3,331)	1,280	8.3
Total	$137,355	$(72,887)	$64,468	3.9

Intangible amortization expense was $3.8 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively, and $12.0 million and $13.4 million for the nine months ended September 30, 2025 and 2024, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of September 30, 2025 was as follows (in thousands):

2025	$3,592
2026	11,767
2027	8,398
2028	4,341
2029	2,682
Thereafter	1,300
Total	$32,080

(14)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements, furniture and fixtures, and other fixed assets	$263,869	$254,337
Software, including software development costs	72,788	64,680
Computer and communications equipment	43,246	41,144
Total, cost	379,903	360,161
Accumulated depreciation and amortization	(222,826)	(193,432)
Total, net	$157,077	$166,729

Depreciation expense was $9.9 million and $9.6 million for the three months ended September 30, 2025 and 2024, respectively, and $35.5 million and $30.3 million for the nine months ended September 30, 2025 and 2024, respectively. Newmark recorded impairment charges of $0.1 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $6.6 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs were $2.1 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $5.2 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of software development costs totaled $2.0 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $6.0 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.
(15)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to sixteen years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2025.

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

Total lease liability as of September 30, 2025 was $563.0 million, of which $321.1 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of September 30, 2025 amounting to approximately $176.9 million.

Total lease liability as of December 31, 2024 was $598.3 million, of which $409.5 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of December 31, 2024 amounting to approximately $158.2 million.

Operating lease costs were $30.0 million and $33.5 million for the three months ended September 30, 2025 and 2024, respectively, and $101.0 million and $99.0 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the nine months ended September 30, 2025 and 2024 included payments of $101.1 million and $98.3 million for operating lease liabilities, respectively. As of both September 30, 2025 and December 31, 2024, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended September 30, 2025 and 2024, Newmark had short-term lease expense of $0.4 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, Newmark had short-term lease expense of $1.1 million and $0.4 million, respectively. For the three months ended September 30, 2025 and 2024, Newmark had sublease income of $1.3 million and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, Newmark had sublease income of $3.2 million and $2.2 million, respectively. For the three and nine months ended September 30, 2025 and 2024, respectively, Newmark did not record lease impairment charges. The Company evaluated its operating lease Right-of-use assets and determined that certain lease assets were abandoned during the nine months ended September 30, 2025. As a result of the abandonment of certain lease assets, the Company released accrued liabilities which resulted in a credit of $13.3 million to “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations.

The weighted-average discount rate as of September 30, 2025 and December 31, 2024 was 5.26% and 5.02%, respectively, and the remaining weighted-average lease term was 6.3 years and 5.7 years, respectively.

As of September 30, 2025 and December 31, 2024, Newmark had operating lease Right-of-use assets of $469.4 million and $500.5 million, respectively, and operating lease Right-of-use liabilities of $103.5 million and $108.4 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $459.5 million and $489.8 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, was $47.4 million and $44.6 million for the three months ended September 30, 2025 and 2024, respectively, and $135.4 million and $127.6 million for the nine months ended September 30, 2025 and 2024, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2041. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	September 30, 2025	December 31, 2024
2025	$34,662	$135,303
2026	123,223	126,261
2027	113,140	116,031
2028	101,291	102,148
2029	78,429	78,970
Thereafter	229,534	132,026
Total lease payments	$680,279	$690,739
Less: Interest	128,866	104,992
Present value of lease liability	$551,413	$585,747

(16)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Derivative assets	$12,867	$8,501
Prepaid expenses	65,749	51,481
Other taxes	11,503	2,973
Rent and other deposits	22,173	20,333
Other	6,537	4,688
Total	$118,829	$87,976
Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets (1)	$129,361	$98,912
Non-marketable investments	5,031	5,213
Other tax receivables	13,682	8,900
Advances on long-term contracts	5,229	10,550
Other	40,653	24,351
Total	$193,956	$147,926
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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2025	Balance at December 31, 2024	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 5, 2026	$450,000	$300,000	$473,402	$35,841	130 bps	Variable
Warehouse facility due September 25, 2026	200,000	200,000	115,790	143,470	130 bps	Variable
Warehouse facility due October 4, 2025 (1)(2)	800,000	600,000	724,805	416,908	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	36,393	158,089	115 bps	Variable
Total	$1,450,000	$1,600,000	$1,350,390	$754,308

(1)The warehouse line was renewed on October 4, 2025. The maturity date was extended to October 3, 2026.

(2)The warehouse line was temporarily increased by $100.0 million to $900.0 million for the period June 30, 2025 to August 14, 2025.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both September 30, 2025 and December 31, 2024.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(18)    Debt

Debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
7.500% Senior Notes	$596,478	$595,673
Credit Facility	150,000	75,000
Long-term debt	746,478	670,673
Total corporate debt	$746,478	$670,673

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal balance	$600,000	$600,000
Less: debt issue cost	3,522	4,327
Total	$596,478	$595,673

As of September 30, 2025 and December 31, 2024, the fair value of the 7.500% Senior Notes, based on Level 2 inputs, was $644.4 million and $628.2 million, respectively. The Company’s debt instruments are classified as Level 2 in the fair value hierarchy. Fair value is determined using a market approach based on observable market inputs, including benchmark interest rates and credit spreads obtained from third-party pricing services. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2025 and 2024, respectively.

Interest expense and amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$11,250	$11,250	$33,750	$32,375
Debt issue cost amortization	268	271	805	772
Total	$11,518	$11,521	$34,555	$33,147

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

Interest expense, amortization of debt issue costs and acceleration of debt issuance costs of the Delayed Draw Term Loan, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations was $3.7 million for the nine months ended September 30, 2024.

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of September 30, 2025, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of September 30, 2025, there were $150.0 million of borrowings outstanding under the Credit Facility. As of September 30, 2025, borrowings under the Credit Facility carried an interest rate of 5.95%, with a weighted-average interest rate of 5.93% for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, there were $420.0 million of borrowings and $345.0 million of repayments. As of December 31, 2024, there were $75.0 million of borrowings under the Credit Facility. As of December 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.15%, with a weighted-average interest rate for the year ended December 31, 2024 of 6.66%. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense, amortization of debt issue costs, and unused facility fee of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$3,367	$2,725	$9,249	$5,369
Debt issue cost amortization	354	354	1,063	972
Unused facility fee	199	236	618	792
Total	$3,920	$3,315	$10,930	$7,133

Cantor Credit Agreement

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2025 and December 31, 2024, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both September 30, 2025 and December 31, 2024.

(19)    Financial Guarantee Liability

Newmark shares risk of loss for loans originated under the Fannie Mae DUS program and could incur losses in the event of defaults under or foreclosure of these loans. Under the loss-share guarantee, Newmark’s maximum contingent liability to the extent of actual losses incurred is approximately 33% of the outstanding principal balance on Fannie Mae DUS or a legacy credit risk Freddie Mac TAH loan program that is no longer active. Risk-sharing percentages are established on a loan-by-loan basis when originated, with most loans at 33% and “modified” loans at lower percentages. Under certain circumstances, risk-sharing percentages can be revised subsequent to origination or Newmark could be required to repurchase the loan. In the event of a loss resulting from a catastrophic event that is not required to be covered by borrowers’ insurance policies, Newmark can recover the loss under its mortgage impairment insurance policy. Any potential recovery is subject to the policy’s deductibles and limits.

At September 30, 2025, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $35.0 billion with a maximum potential loss of approximately $11.0 billion. At December 31, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $32.1 billion with a maximum potential loss of approximately $10.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and nine months ended September 30, 2025, there were increases in the provision for expected credit losses of $1.7 million and $5.2 million, respectively. During the three and nine months ended September 30, 2024, there were decreases in the provision for expected credit losses of $2.7 million and $1.3 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of September 30, 2025, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.5 million. Proceeds from the liquidation of the asset were estimated to be approximately $3.5 million based on Newmark’s current estimate of fair value. Newmark’s share of the loss was estimated at $1.0 million.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2024	$28,551
Provision for expected credit losses	(1,891)
Credit loss settlement	(345)
Balance, December 31, 2024	$26,315
Provision for expected credit losses	5,172
Balance, September 30, 2025	$31,487

(20)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and a legacy credit risk Freddie Mac TAH loans (see Note 19 — “Financial Guarantee Liability”). As of September 30, 2025, 17% and 13% of the $11.0 billion maximum loss exposure was for properties located in California and Texas, respectively. As of December 31, 2024, 18% and 13% of $10.0 billion of the maximum loss exposure was for properties located in California and Texas, respectively.

(21)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.4 billion and $1.5 billion, as of September 30, 2025 and December 31, 2024, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$37	$—	$—	$37
Loans held for sale, at fair value	—	1,400,208	—	1,400,208
Rate lock commitments	—	—	8,259	8,259
Forward Sales Contracts	—	—	4,608	4,608
Total	$37	$1,400,208	$12,867	$1,413,112
Liabilities:
Contingent consideration	—	—	24,004	24,004
Rate lock commitments	—	—	1,636	1,636
Forward Sales Contracts	—	—	16,640	16,640
Total	$—	$—	$42,280	$42,280

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$93	$—	$—	$93
Loans held for sale, at fair value	—	774,905	—	774,905
Rate lock commitments	—	—	1,010	1,010
Forward Sales Contracts	—	—	7,491	7,491
Total	$93	$774,905	$8,501	$783,499
Liabilities:
Contingent consideration	$—	$—	$21,935	$21,935
Rate lock commitments	—	—	1,350	1,350
Forwards Sales Contracts	—	—	3,253	3,253
Total	$—	$—	$26,538	$26,538

There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2025 and 2024, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of September 30, 2025
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$1,010	$8,259	$—	$(1,010)	$8,259	$8,259
Forward Sales Contracts	7,491	4,608	—	(7,491)	4,608	4,608
Total	$8,501	$12,867	$—	$(8,501)	$12,867	$12,867

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$21,935	$2,712	$—	$(643)	$24,004	$2,712
Rate lock commitments	1,350	1,636	—	(1,350)	1,636	1,636
Forward Sales Contracts	3,253	16,640	—	(3,253)	16,640	16,640
Total	$26,538	$20,988	$—	$(5,246)	$42,280	$20,988

	As of December 31, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$1,010	$—	$(9,604)	$1,010	$1,010
Forward Sales Contracts	1,259	7,491	—	(1,259)	7,491	7,491
Total	$10,863	$8,501	$—	$(10,863)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$(3,236)	$—	$(569)	$21,935	$(3,236)
Rate lock commitments	1,023	1,350	—	(1,023)	1,350	1,350
Forward Sales Contracts	20,304	3,253	—	(20,304)	3,253	3,253
Total	$47,067	$1,367	$—	$(21,896)	$26,538	$1,367

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

September 30, 2025
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$24,004	Discount rate	0.0% - 8.0%	(1)	3.5%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$4,608	$16,640	Counterparty credit risk	N/A		N/A
Rate lock commitments	$8,259	$1,636	Counterparty credit risk	N/A		N/A

December 31, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$21,935	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$7,491	$3,253	Counterparty credit risk	N/A		N/A
Rate lock commitments	$1,010	$1,350	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of September 30, 2025 and December 31, 2024 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2025 and December 31, 2024, the present value of expected payments related to Newmark’s contingent consideration was $24.0 million and $21.9 million, respectively (see Note 27 — “Commitments and Contingencies”). As of September 30, 2025 and December 31, 2024, the undiscounted value of the payments, assuming that all contingencies are met, would be $27.0 million and $25.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $5.0 million and $5.2 million as of September 30, 2025 and December 31, 2024, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(23)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $8.2 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, and $25.5 million and $21.8 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2025 and December 31, 2024, the aggregate balance of employee loans was $856.5 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $33.5 million and $23.5 million for the three months ended September 30, 2025 and 2024, respectively, and $90.2 million and $72.7 million for the nine months ended September 30, 2025 and 2024, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations. The accompanying unaudited condensed consolidated statements of cash flows also include other non-cash compensation expense in addition to employee loan amortization.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.4 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.3 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, which were included as part of “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations.

(d)    Transactions with Executive Officers and Directors

Howard W. Lutnick, Former Executive Chairman

Sale of Newmark Class A Common Stock to the Company

As previously disclosed, on May 16, 2025, Mr. Howard W. Lutnick, the U.S. Secretary of Commerce and the Company’s former Executive Chairman and former Chairman of the Board, agreed to sell to the Company 10,969,533 shares of Newmark Class A common stock beneficially owned by him, including (i) 7,989,936 shares held directly by Mr. Lutnick, (ii) 2,843,781 shares held in Mr. Lutnick’s personal asset trust, (iii) 3,384 shares held by the Howard W. Lutnick Family Trust, (iv) 2,573 shares held by Mr. Lutnick’s spouse, and (v) 129,859 shares originating from retirement accounts, including certain shares held by Mr. Lutnick’s spouse. The closing of the sale of the 10,839,674 shares held by him, his spouse, and the trusts occurred on May 19, 2025, and the closing of the sale of 129,859 shares held in retirement accounts will occur immediately after the closing of the sale of the voting shares of CFGM by Mr. Lutnick, which are pending subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. The price per share for the sale of the Lutnicks’ Newmark Class A common stock was $11.58, which is equal to the closing price of a share of Newmark Class A common stock on the Nasdaq Global Select Market on May 16, 2025. The aggregate purchase price of the shares held in retirement accounts will be reduced by the after-tax portion of any dividends on such shares of Newmark Class A common stock paid to Mr. Lutnick and his spouse, in each case, between May 16, 2025 and the closing of the sale of the shares held in retirement accounts, as well as the after-tax portion of any declared but unpaid dividends on such shares of Newmark Class A common stock with a record date prior to the closing of the sale of the shares held in retirement accounts that are payable.

These repurchases are pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization and the repurchases of such shares pursuant to such existing authorization was expressly approved by the Audit Committee. These transactions are pursuant to Mr. Howard W. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce. See Note 28 — “Subsequent Events” for additional information related to this transaction.

Other Related Party Transactions

On February 5, 2025, the Compensation Committee granted Mr. Lutnick 1,148,970 exchange rights with respect to 1,148,970 previously awarded PSUs that were previously non-exchangeable. Also on February 5, 2025, in connection with and immediately following the grant of the 1,148,970 exchange rights, Mr. Lutnick exercised exchange rights with respect to 2,859,437 PSUs, at the then-current Exchange Ratio of 0.9279 shares per Newmark Holdings unit, for 2,653,272 shares of Newmark Class A common stock, delivered less 1,343,905 shares withheld by Newmark for taxes at $14.14 per share, in the amount of 1,309,367 net shares.

On January 13, 2025, the Compensation Committee granted Mr. Lutnick 419,112 shares of Newmark Class A common stock under the Equity Plan, delivered less 232,380 shares withheld by Newmark for taxes at $11.93 per share, in the amount of 186,732 net shares.

On January 2, 2025, pursuant to the Standing Policy, and in connection with a grant of exchangeability made to Newmark Holdings units held by Mr. Gosin pursuant to the terms of the 2024 Gosin Employment Agreement, the Company granted exchange rights and monetization rights to Mr. Lutnick, and he elected to accept 101,133 exchange rights with respect to 101,133 previously awarded PSUs that were previously non-exchangeable. As of February 18, 2025, the date that Mr. Lutnick stepped down from his positions with the Company, and as of September 30, 2025, Mr. Lutnick’s balance under the Standing Policy was zero.

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

Michael J. Rispoli, Chief Financial Officer

On October 1, 2024, Mr. Rispoli received exchangeability on 4,378 PSUs and 4,378 PPSUs with an aggregate determination amount of $41,877, in accordance with the monetization schedule previously approved in connection with the signing of his employment agreement, as described below.

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

Stephen M. Merkel, Chairman of the Board of Directors and Chief Legal Officer

On July 29, 2025, the Compensation Committee (i) granted to Mr. Merkel 68,302 shares of Newmark Class A common stock following the redemption and cancellation of an aggregate of 73,657 non-exchangeable PSUs previously held by Mr. Merkel, at the then-current Exchange Ratio of 0.9273, delivered less 13,158 shares withheld by Newmark for taxes at $14.37 per share, in the amount of 55,144 net shares, and (ii) redeemed 73,657 of Mr. Merkel’s non-exchangeable PPSUs for an aggregate determination amount of approximately $795,097, less taxes.

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
On January 2, 2024, Mr. Merkel sold 35,006 shares of Newmark Class A common stock to the Company. The sale price per share of $10.85 was the closing price of a share of Newmark Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Share Repurchase and Unit Purchase Authorization.
Kyle S. Lutnick, Director

On February 18, 2025, the Board appointed Mr. Kyle S. Lutnick to serve as a member of the Board, effective February 18, 2025, for a term to expire at the earlier of the 2025 Annual Meeting of Stockholders of the Company, or until his successor is duly elected and qualified.

On June 28, 2021, Newmark hired Mr. Kyle S. Lutnick as a full-time employee, providing for salary, bonus, reimbursement of ordinary course expenses and travel, and a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. This employment arrangement was approved by the Audit Committee. As of February 2025, he was no longer employed by the Company or its subsidiaries. His compensation for the period he was employed by the Company in 2025 was approximately $26,000. For 2024, total compensation under the arrangement was approximately $817,000.

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

(f)     Other Related Party Transactions

There were no receivables from related parties as of September 30, 2025. Receivables from related parties were $0.3 million as of December 31, 2024. Payables to related parties were $4.8 million as of September 30, 2025. There were no payables to related parties as of December 31, 2024.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of September 30, 2025, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024. The deal was a twelve year sublease of approximately 6,200 of rentable square feet in San Francisco, California. The sublease was provided for a rate of $36,000 per month. As of September 30, 2025, Newmark received $0.3 million from Cantor.

Pre-Newmark IPO Intercompany Agreements

In December 2017, prior to the Separation and Newmark IPO, all intercompany arrangements and agreements that were previously approved by the Audit Committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following the Newmark IPO on the terms and conditions approved by the Audit Committee of BGC Partners during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, valuation and advisory and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage exposure to changes in foreign exchange rates.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9258 as of September 30, 2025. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

Also on October 23, 2024, Cantor exercised exchange rights with respect to 13,861 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9257, for 12,831 shares of Newmark Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering. Cantor was obligated to distribute shares of Newmark Class A common stock to certain current and former partners of Cantor to satisfy certain deferred stock distribution obligations provided to such partners (i) on April 1, 2008, and (ii) on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions. Certain Cantor partners had elected to receive their distributed shares in 2008 and 2012, respectively, and others had elected to defer receipt of their shares until a future date. Cantor immediately delivered the 12,831 shares of Newmark Class A common stock to such a former partner in satisfaction of his deferred stock distribution rights.

On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9279, for 7,221,277 shares of Newmark Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and Cantor then immediately delivered those 7,221,277 shares of Newmark Class A common stock to certain current and former Cantor partners in satisfaction of all its remaining distribution rights obligations.

This transaction is expected to result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that Newmark would otherwise be required to pay in the future. The tax receivable agreement that Newmark entered with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Newmark actually realizes as a result of the transaction. As of September 30, 2025, there was a $20.6 million tax receivable balance included in Other assets and a $17.5 million liability to Cantor included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2025, there were 595,632 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of September 30, 2025.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee of the Company authorized NHL, a subsidiary of Newmark, to enter into an agreement with CFE pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s clients. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of 7% and CFE will be entitled to 10% of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee of the Company authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals.

(24)    Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are primarily subject to the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of the UBT, rests with the partners rather than the partnership entity (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for discussion of partnership interests). Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

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

(25)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$291,861	$272,324
Outside broker payable	62,943	64,897
Payroll taxes payable	142,957	126,289
Corporate taxes payable	6,468	1,393
Derivative liability	18,276	4,603
Right-of-use liabilities	103,522	108,434
Total	$626,027	$577,940

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$113,117	$111,839
Payroll and other taxes payable	46,985	52,887
Financial guarantee liability	31,487	26,315
Deferred rent	5,495	6,349
Contingent consideration	24,004	21,935
Payable related to tax receivable agreement (1)	17,511	—
Other	12,276	11,790
Total	$250,875	$231,115
(1) There is an offsetting related deferred tax asset of $20.6 million included in other assets on the condensed consolidated balance sheets.

(26)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of September 30, 2025, an aggregate of 500.0 million shares were registered on Forms S-8. As of September 30, 2025, awards with respect to 123.2 million shares had been granted and 376.8 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9258 as of September 30, 2025.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Newmark Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Issuance of common stock and exchangeability expenses	$45,970	$30,059	$135,202	$78,017
Limited partnership units amortization	7,542	8,470	23,862	22,986
RSU amortization	15,326	4,994	41,691	18,672
Total compensation expense	68,838	43,523	200,755	119,675
Allocations of net income to limited partnership units and FPUs (1)	12,286	5,226	14,855	6,003
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$81,124	$48,749	$215,610	$125,678
(1) Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

Newmark Holdings Units
Balance, January 1, 2024	42,376,966
Issued	16,440,711
Redeemed/exchanged units	(6,166,506)
Forfeited units/other	(854,717)
Balance, December 31, 2024(1)	51,796,454
Issued	8,312,058
Redeemed/exchanged units	(8,633,144)
Forfeited units/other	(598,722)
Balance, September 30, 2025(2)	50,876,646

Total exchangeable units outstanding(1):
December 31, 2024	13,906,798
September 30, 2025	13,979,506
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of September 30, 2025, there were 2.5 million such partnership units in Newmark Holdings outstanding, of which 1.7 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2024, there were 2.7 million such partnership units in Newmark Holdings outstanding, of which 1.8 million units were exchangeable.
(2)As of September 30, 2025, the total Limited Partnership Units included 2.2 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Newmark Holdings Units	3,379,740	2,350,268	11,073,490	7,333,712

Compensation expense related to the issuance of Newmark Class A common stock and grants of exchangeability on Newmark Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Issuance of common stock and exchangeability expenses	$45,970	$30,059	$135,202	$78,017

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Notional Value	$152,523	$161,861
Estimated fair value of the post-termination payout(1)	$58,100	$56,210
Outstanding limited partnership units in Newmark Holdings	15,312,960	17,249,585
Outstanding limited partnership units in Newmark Holdings - unvested	4,199,595	5,570,815
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 4.4 million distribution earning limited partnership units and 2.8 million N Units as of September 30, 2025. The aggregate estimated grant date fair value of these awards was $66.0 million as of September 30, 2025. As of September 30, 2025, there was $14.4 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 1.25 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Limited partnership units amortization	$7,542	$8,470	$23,862	$22,986

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	September 30, 2025	December 31, 2024
Notional Value	$512	$512
Estimated fair value of limited partnership units (1)	$261	$261
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During both the three and nine months ended September 30, 2025 and 2024, there was no compensation expense (benefit) related to these limited partnership units held by Newmark employees.

During the three months ended September 30, 2025 and 2024, Newmark employees were granted 3.1 million and 2.6 million N Units, respectively. During the nine months ended September 30, 2025 and 2024, Newmark employees were granted 8.7 million and 8.6 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain revenue thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as share-equivalent grants. During the three months ended September 30, 2025 and 2024, 2.0 million and 2.7 million N Units, respectively, were converted into distribution earning limited partnership units. During the nine months ended September 30, 2025 and 2024, 6.0 million and 7.8 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled
Balance, January 1, 2024	12,133,105	$8.59	$104,251		4,883	$4.22	$21
Granted	2,838,998	9.92	28,159		19,425	6.87	133
Settled units (delivered shares)	(3,118,150)	8.61	(26,850)	$36,992	(1,243)	4.28	(5)	$10
Forfeited units	(876,228)	8.89	(7,789)		(19,479)	6.88	(134)
Balance, December 31, 2024	10,977,725	$8.91	$97,771		3,586	$4.08	$15
Granted	2,624,302	11.27	29,567		—	—	—
Settled units (delivered shares)	(3,159,225)	8.86	(27,990)	$43,222	(1,241)	4.28	(5)	$11
Forfeited units	(203,427)	9.87	(2,007)		—	—	—
Balance, September 30, 2025	10,239,375	$9.51	$97,341		2,345	$3.97	$10
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSU amortization	$15,326	$4,994	$41,691	$18,672

As of September 30, 2025, there was $62.7 million of total unrecognized compensation expense related to unvested Newmark RSUs, which is expected to be recognized over a weighted average period of approximately 4.0 years. During the three and nine months ended September 30, 2025, the company recognized $7.9 million of expense included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations due to a change in estimates related to RSUs. The change in estimate resulted in a decrease of $0.02 of earnings per basic and fully diluted share for the three and nine months ended September 30, 2025.

(27)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of September 30, 2025 and December 31, 2024, Newmark was committed to fund approximately $0.4 billion and $0.1 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the third quarter of 2025 with contingent cash consideration of $10.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(28)    Subsequent Events

Completion of Howard W. Lutnick Divestiture

On October 6, 2025, Mr. Howard W. Lutnick, the U.S. Secretary of Commerce and the Company’s former Executive Chairman and former Chairman of the Company’s Board, completed his previously announced divestiture of his holdings in the Company in connection with his appointment as the U.S. Secretary of Commerce. Mr. Howard W. Lutnick no longer has any voting or dispositive power over any of the securities of the Company.

On October 6, 2025, the following transactions closed in connection with the previously announced divestiture:

•The purchase by the Purchaser Trusts from Mr. Howard W. Lutnick, in his capacity as trustee of a trust, of all of the voting shares of CFGM, which is the managing general partner of Cantor, for an aggregate purchase price of $200,000, using cash on hand at the Purchaser Trusts.

•The purchase by certain other trusts controlled by Mr. Brandon G. Lutnick from Mr. Howard W. Lutnick, in his capacity as trustee of certain trusts, of certain interests, including all outstanding equity interests in Tangible Benefits, LLC, a Delaware limited liability company, and KBCR Management Partners, LLC, a Delaware limited liability company, that each hold shares of the Company, for an aggregate purchase price of $13,096,795.70, using cash on hand at the purchasing trusts.

•The repurchase by the Company of 129,859 shares of Newmark Class A common stock beneficially owned by Mr. Howard W. Lutnick and originating from retirement accounts, including certain shares held by his spouse, and an additional 4,400 shares of Newmark Class A common stock held directly by his spouse. The repurchases were made pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization, most recently reapproved by the Board and by the Audit Committee in November 2024, and the repurchases of these shares pursuant to such existing authorization was expressly approved by the Audit Committee in connection therewith.

Acquisition of RealFoundations

On October 3, 2025, the Company completed the acquisition of RealFoundations.

Third Quarter Dividend

On October 29, 2025, Newmark declared a qualified quarterly dividend of $0.03 per share payable on December 2, 2025, to Class A and Class B common stockholders of record as of November 17, 2025, which is the same as the ex-dividend date.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2025 and 2024. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Attracting and Retaining Revenue-Generating Headcount. During 2024 and the first nine months of 2025, we continued to solidify what we believe is our position as the platform of choice for many of the real estate industry’s top professionals. In the U.S., U.K., France, Germany, Singapore, and other locations, we attracted some of the most prolific and experienced commission-based revenue-generating employees. We believe that these additions further demonstrate the strength of our global brand, and the value of our substantial investments in data, analytics, and talent. Our revenue-generating headcount across Capital Markets, Leasing and Other Commissions, and V&A in the U.S. was flat or up modestly year-on-year on a net basis at the end of each of the five quarters ended September 30, 2024, through September 30, 2025. Therefore, productivity gains were the primary driver of our strong quarterly and year-to-date U.S. commission-based revenue growth. We increased both the number of non-U.S. offices and our international commission-based revenue-generating headcount by double-digit percentages year-on-year in the most recent quarter, albeit from smaller bases. As with nearly all recently hired professionals, these international additions are expected to take at least 6 to 18 months to produce meaningful fees, although we generally record related expenses beginning in their first quarter with the Company. As more of Newmark’s recently hired team members ramp up, we expect to further improve our productivity and earnings over time, all else equal.

Continued Trends with Respect to Management Services, Servicing Fees and Other. Many of our Management Services offerings continue to benefit from increased outsourcing by corporations and other occupiers, owners of real estate, lenders, and investment funds. We expect these outsourcing trends to continue for the foreseeable future, which should benefit our recurring revenue businesses as we continue to invest in areas including property management, facilities management, consulting, underwriting and due diligence, outsourced lease administration, and property accounting. Our most recent investments in Management Services, Servicing Fees and Other businesses include the Company’s acquisition of RealFoundations and the launch of our property and facilities management businesses in India, both in October 2025, as well as the launch of our new fund administration business in September 2025. We believe these newest Management Services, Servicing Fees and Other offerings will help drive future revenue and earnings growth over time.

Additionally, we operate a high margin and growing loan servicing and asset management business focused on GSE/FHA loans, as well as on bank, private credit, and commercial mortgage-backed securities clients. We expect this business to benefit as the overall amount of commercial and multifamily debt outstanding increases and Newmark continues to gain origination market share and drives further cross selling between service lines. As of September 30, 2025, our loan servicing and asset management portfolio was $185.4 billion (of which 60.4% was limited servicing and asset management, 38.7% was higher margin primary servicing, and 0.9% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

These factors, combined with our ability to increase revenue synergies between our service lines, enabled us to grow Management Services, Servicing Fees and Other revenues by double digit CAGRs between 2017 and 2024, and to increase these recurring revenues by 12.6% and 12.2%, respectively, year-on-year for the three and nine months ended September 30, 2025.

Trends in GDP and Job Growth. Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and with GDP growth. Unless otherwise noted, all of the following economic statistics are from Bloomberg, including consensus estimates based on the October 13, 2025 U.K. and October 24, 2025 U.S. surveys of economists. Certain economic statistics were not available as of the date of this Quarterly Report on Form 10-Q due to the currently ongoing U.S. government shutdown.

U.S. GDP contracted at an annualized rate of 0.6% in the first quarter of 2025 after having expanded by 2.8% in 2024 and 2.9% in 2023. The U.S. Bureau of Economic Analysis stated that the first quarter decline “primarily reflected an increase in imports, which are a subtraction in the calculation of GDP, and a decrease in government spending.” Many economists attributed higher imports to stockpiling in anticipation of tariffs later imposed or announced by the current U.S. administration. This reversed itself in the second quarter of 2025, as a steep drop in imports helped drive a 3.8% expansion of U.S. GDP. According to economists surveyed, U.S. GDP is believed to have increased by an annualized 1.9% in the third quarter of 2025. Economists estimate that U.K. GDP increased by 1.4% year-on-year in the third quarter of 2025, after having expanded by 1.7% and 1.4%, respectively, in the first and second quarters of 2025 and by 1.1% and 0.3% in full years 2024 and 2023.

Economists estimate that the seasonally adjusted monthly average of U.S. non-farm payroll employment increased by approximately 47,000 in the third quarter of 2025. In comparison, the monthly average grew by 111,000 and 55,000, respectively, in the first and second quarters of 2025 and by 168,000 and 216,000 in full years 2024 and 2023. Economists believe that the September 2025 U.S. unemployment rate (based on U-3) was 4.3% compared with 4.1% a year earlier. The comparable U.K. unemployment rate as of August 2025 (the most recent available) was 4.8% versus 4.1% a year earlier.

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

The ten-year U.S. Treasury yield decreased by approximately 8 basis points quarter-on-quarter and increased by 37 basis points year-on-year to 4.2% as of September 30, 2025. The ten-year U.K. Gilt yield increased by approximately 210 basis points quarter on quarter and by 700 basis points year-on-year to 4.7% over the same timeframe. For context, ten-year U.S. Treasury and ten-year U.K. Gilt yields still remain below their 50-year average through December 31, 2024 of approximately 5.9% and 6.8%, respectively.

As of September 30, 2025, the most commonly cited U.S. and U.K. inflation measures were up 2.9% and 3.8%, respectively, versus a year earlier. They remain higher than the 2% targets set by both the FOMC and MPC. The surveyed economists expect inflation to remain above these targets for at least the next two calendar years. Concerns about the impact of the recently passed U.S. tax bill, stricter immigration policies, and increased tariffs and elevated inflation, partially offset by the expected slowing of GDP growth, have reduced clarity in terms of how fast the FOMC and/or MPC will lower short term rates. As a result, short-term yields are expected to be higher for the foreseeable future compared with most of the period from the fourth quarter of 2008 through the first quarter of 2022.

In addition, other metrics that are inversely correlated with easier availability of credit for real estate investors remain below long term averages, which is positive for commercial real estate capital markets transaction activity. These metrics include interest rate volatility as measured by the ICE BofA MOVE Index, and credit spreads as indicated by the Bloomberg U.S. Corp BBB/Baa - Treasury 10 Year Spread. We believe the recent levels of such measures indicate that relevant medium- and long-term interest rates have stabilized relative to a year earlier.

Industry Leasing Activity. While industrial and retail have increased as a percentage of leasing revenues since 2019, office remains the majority of activity for Newmark and the industry. According to data from Newmark Research and/or CoStar, more square feet of U.S. office space was occupied than given up in the third quarter of 2025, making this the first positive quarter of net absorption since late 2021. It was also the largest total since the second quarter of 2019. This recovery was relatively uneven, with New York City and Dallas driving a disproportionate amount of this national improvement. Compared with the quarterly average for 2015 through 2019, activity was above the pre-pandemic average in Boston, Miami, and Manhattan in the third quarter of 2025, but still below it in most cities and nationally (as measured by the percentage of inventory leased). With respect to the U.K., third quarter 2025 office leasing activity was up by 24% to approximately 11 million square feet. While U.K. activity was still below pre-pandemic averages, the year ended September 30, 2025 was the strongest 12 month period for office leasing since 2019. With the pipeline of new office construction expected to drop off dramatically after 2025 in our key markets, the ongoing enhancement of Class B office properties, and the conversion of obsolete space into multifamily and other uses, we expect office fundamentals to continue to gradually improve.

We expect demand for office space to continue to be driven by the reset in values due to near-term debt maturities. We also continue to see increased need for high quality office space in an increasing number of markets, led by new demand driven by companies in technology, including AI, as well as financial services, as well as ongoing return-to-workplace plans. Placer.ai data for September 2025 indicates that in-person attendance in the U.S. increased to an average of 73.7% of September 2019 pre-pandemic levels versus 65.2% a year earlier. This represented a year-on-year improvement in attendance of 13.0%, led by San Francisco and Atlanta among major markets. Placer.ai also notes that even when adjusting for the number of working days, September and July 2025 ranked as the two of the three busiest in-office months in the U.S. since the onset of the pandemic.

Based on data from Newmark Research and/or CoStar, new U.S. industrial leasing activity gained further momentum in the third quarter of 2025, growing 8.9% year-on-year, led by large modern warehouses and distribution centers. Tenants in many metropolitan areas are consolidating and upgrading to newer facilities. The national industrial vacancy rate inched up only 6 basis points quarter-over-quarter, which was the smallest increase since 2022, signaling the market is near peak vacancy, with some markets already posting consistent quarterly declines amid robust absorption and slowing deliveries. With respect to U.S. industry retail leasing activity, net absorption was a positive 1.1 million square feet, as vacancies created by recent store closures are being quickly backfilled in many markets. The U.S. retail vacancy rate remained well below the ten year average as of September 30, 2025.

Against this improving market backdrop, Newmark’s revenues from Leasing and Other Commissions increased by 13.7% year-on-year for the quarter ended September 30, 2025.

Industry Capital Markets Activity. We believe that we once again gained meaningful share in Capital Markets even as overall industry volumes continued to improve. For example, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that U.S. notional investment sales volumes were up by approximately 25% year-on-year in the U.S. in the third quarter of 2025 and that U.S. commercial and multifamily originations increased by 52%. Preliminary MSCI data indicates that European investment sales volumes grew by at least 7% for the same period, although this source often revises such figures upwards at a later date. In comparison, Newmark’s third quarter 2025 Total Debt and investment sales volumes were up year-on-year by approximately 129% and 67%, respectively.

We have gained considerable Capital Markets share over the past several years. According to data or estimates from MSCI, the MBA, and/or Newmark Research, our U.S. Total Debt volumes were 10.3% of total U.S. commercial and multifamily mortgage originations over the twelve months ended September 30, 2025, up approximately 280 basis points year-on-year and by over six times compared with 1.5% of such originations in 2015. Newmark’s U.S. investment sales volumes were 10.7% of overall U.S. MSCI volumes over the twelve months ended September 30, 2025, which was an increase of approximately 230 basis points versus the year-earlier period and more than 3 times our 3.3% share of U.S. MSCI volumes in 2015.

Commercial And Multifamily Mortgage Maturities and Other Drivers. We continue to benefit from the ongoing need for our clients to both refinance existing properties owned by them and to finance investments in properties they seek to own. We expect record amounts of medium-term commercial and multifamily mortgage maturities and interest rate stabilization to together lead to continued improvement in industry debt volumes, as well as increased investment sales activity. For example, the MBA expects a record $957 billion of U.S. commercial and multifamily mortgage maturities in 2025 alone, and approximately $2.1 trillion between 2025 and 2027.

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

Fees for real estate lease brokerage transactions are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Loan originations related fees and sales premiums, net, are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Loan originations related fees and sales premiums, net, are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed.

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

Certain limited partnership units are granted exchangeability into Newmark Class A common stock or may be redeemed in connection with the grant of shares of Newmark Class A common stock. At the time exchangeability is granted, or the shares are issued, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 26 — “Compensation” and Note 27 — “Commitments and Contingencies” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

(iii) Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, mark-to-market gains or losses on marketable and non-marketable investments, and settlements from litigation unrelated to our operations.

(iv) Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are primarily subject to the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of the UBT, rests with the partners rather than the partnership entity. See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management Services, Servicing Fees and Other	$318,127	36.8%	$282,623	41.2%	$900,417	39.4%	$802,335	43.0%
Leasing and Other Commissions	244,008	28.3	214,581	31.3	689,344	30.1	581,937	31.2
Capital Markets	301,325	34.9	188,708	27.5	698,305	30.5	481,514	25.8
Total revenues	863,460	100.0	685,912	100.0	2,288,066	100.0	1,865,786	100.0
Expenses:
Compensation and employee benefits	510,216	59.1	392,277	57.2	1,364,771	59.6	1,097,994	58.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	81,124	9.4	48,749	7.1	215,610	9.4	125,678	6.7
Total compensation and employee benefits	591,340	68.5	441,026	64.3	1,580,381	69.0	1,223,672	65.6
Operating, administrative and other	175,340	20.3	151,942	22.2	480,326	21.0	437,622	23.4
Fees to related parties	8,185	0.9	7,638	1.1	25,549	1.1	21,847	1.2
Depreciation and amortization	45,460	5.3	44,576	6.5	134,429	5.9	129,430	6.9
Total operating expenses	820,325	95.0	645,182	94.1	2,220,685	97.0	1,812,571	97.1
Other income (loss), net	42,024	4.9	321	—	43,004	1.9	5,944	0.3
Income (loss) from operations	85,159	9.9	41,051	5.9	110,385	4.9	59,159	3.2
Interest expense, net	(7,974)	(0.9)	(7,863)	(1.1)	(25,480)	(1.1)	(23,341)	(1.3)
Income (loss) before income taxes and noncontrolling interests	77,185	9.0	33,188	4.8	84,905	3.8	35,818	1.9
Provision (benefit) for income taxes	18,731	2.2	8,847	1.3	12,887	0.6	14,378	0.8
Consolidated net income (loss)	58,454	6.8	24,341	3.5	72,018	3.2	21,440	1.1
Less: Net income (loss) attributable to noncontrolling interests	12,300	1.4	6,547	1.0	13,809	0.6	5,620	0.3
Net income (loss) available to common stockholders	$46,154	5.4%	$17,794	2.5%	$58,209	2.6%	$15,820	0.8%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$45,970	5.3%	$30,059	4.4%	$135,202	5.9%	$78,017	4.2%
Limited partnership units amortization	7,542	0.9	8,470	1.2	23,862	1.1	22,986	1.2
RSU amortization	15,326	1.8	4,994	0.7	41,691	1.8	18,672	1.0
Total equity compensation	68,838	8.0	43,523	6.3%	200,755	8.8%	119,675	6.4%
Allocations of net income to limited partnership units and FPUs	12,286	1.4	5,226	0.8	14,855	0.6	6,003	0.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$81,124	9.4%	$48,749	7.1%	$215,610	9.4%	$125,678	6.7%

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $35.5 million, or 12.6%, to $318.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was led by 23.5% growth from V&A, the ongoing expansion of Newmark’s suite of outsourcing and consulting businesses, and improved fees from our high margin Servicing and Asset Management platform.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $29.4 million, or 13.7%, to $244.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was driven by notable clients in categories including advanced manufacturing, life sciences, and technology, which drove strong activity in office and industrial.

Capital Markets
Capital Markets revenues increased by $112.6 million, or 59.7%, to $301.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by 129.1% and 67.3% improvement in Total Debt and investment sales volumes, respectively. These results reflected significant client activity across multifamily, office, data centers, and retail. In comparison, U.S. commercial and multifamily originations were up by approximately 52%, while U.S. and European investment sales volumes across the industry were up 25% and 7%, respectively, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $117.9 million, or 30.1%, to $510.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase reflects higher commission-based revenues and costs related to growth initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $32.4 million, or 66.4%, to $81.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was largely due to timing of tax-deductible exchangeability charges, which were also impacted by the approximately 25% year-on-year rise in Newmark’s average closing quarterly stock price. Additionally, there was a $7.1 million increase in allocations of net income to limited partnership units due to higher pre-tax income.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $23.4 million, or 15.4%, to $175.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to higher pass through costs and other items related to increased revenues. Additionally, there was a $6.6 million increase in expense related to CECL, primarily related to a 90.7% increase in origination volumes in our Fannie Mae business.

Fees to Related Parties
Fees to related parties increased by $0.5 million, or 7.2%, to $8.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2025 increased by $0.9 million, or 2.0%, to $45.5 million compared to the three months ended September 30, 2024.

Other Income (loss), Net
Other income (loss), net was $42.0 million of income for the three months ended September 30, 2025 consisted primarily of $42.3 million received from insurers pursuant to the previously disclosed settlement of Consolidated Shareholder Action (as defined below). See “— Legal Proceedings” below. Other income (loss), net of $0.3 million of income for the three months ended September 30, 2024 primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock.

Interest Expense, Net
Interest expense, net increased by $0.1 million, or 1.4%, to $8.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Provision for Income Taxes

Provision for income taxes increased by $9.9 million, or 111.7%, to $18.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $5.8 million, or 87.9%, to $12.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily driven by higher pre-tax income.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $98.1 million, or 12.2%, to $900.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was led by a 26.3% growth from V&A, the ongoing expansion of Newmark’s suite of outsourcing and consulting businesses, and improved fees from our high margin Servicing and Asset Management platform.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $107.4 million, or 18.5%, to $689.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 which was driven by strong activity in office and industrial.

Capital Markets
Capital Markets revenues increased by $216.8 million, or 45.0%, to $698.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase reflects a 37.3% improvement in investment sales fees and a 63.9% increase in commercial mortgage origination, net, both of which reflected significant volume improvement across every major property type.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $266.8 million, or 24.3%, to $1,364.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase reflects higher commission-based revenues and other costs related to Newmark’s growth initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $89.9 million, or 71.6%, to $215.6 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is due to the timing of certain grants of exchangeability, including with respect to contract renewals, which were also impacted by the approximately 21% year-on-year rise in Newmark’s average closing year-to-date stock price. Additionally, there was an $8.9 million increase in allocations of net income to limited partnership units due to higher pre-tax income. Furthermore, there was $21.1 million of charges related to the exchange and redemption of the remaining limited partnership units then held by Newmark’s former Executive Chairman, Mr. Howard W. Lutnick, in the first quarter of 2025.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $42.7 million, or 9.8%, to $480.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 largely due to costs directly tied to Newmark’s revenue growth and other items related to increased revenues. Additionally, there was a $15.0 million increase in expense related to CECL and provisions for doubtful accounts, partially related to a 52.3% increase in origination volumes in our Fannie Mae business.

Fees to Related Parties
Fees to related parties increased by $3.7 million, or 16.9%, to $25.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2025 increased by $5.0 million, or 3.9%, to $134.4 million compared to the nine months ended September 30, 2024 primarily due to a $5.2 million increase in fixed asset impairment related to terminated leases.

Other Income (loss), Net
Other income (loss), net of $43.0 million for the nine months ended September 30, 2025 consisted primarily of $50.0 million of income received from insurers pursuant to the previously disclosed settlement of the Consolidated Shareholder Action, net of $7.7 million of plaintiff’s counsel legal fees. See “— Legal Proceedings” below. Other income (loss), net of $5.9 million of income in the nine months ended September 30, 2024 consisted primarily of recoveries from forfeited shares of restricted Newmark Class A common stock.

Interest Expense, Net
Interest expense, net increased by $2.1 million, or 9.2%, to $25.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to higher average borrowing on the revolving Credit Facility.

Provision (benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $1.5 million, or 10.4%, to $12.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to revaluation of deferred tax assets, net windfall tax benefit on equity awards in 2025 and larger valuation allowance on international losses in 2024. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased by $8.2 million, or 145.7% to $13.8 million of net income attributable to noncontrolling interests for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily driven by higher pre-tax income.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2025, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $596.5 million and $150.0 million outstanding under the Credit Facility with a carrying amount of $150.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $5.5 billion as of September 30, 2025 and $4.7 billion as of December 31, 2024.

Total liabilities were $3.8 billion as of September 30, 2025 and $3.2 billion as of December 31, 2024.

Liquidity
As of September 30, 2025, we had cash and cash equivalents of $224.1 million. Additionally, we had $450.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
7.500% Senior Notes	$596,478	$595,673
Credit Facility	150,000	75,000
Total corporate debt	$746,478	$670,673

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

During the nine months ended September 30, 2025, there were $420.0 million of borrowings and $345.0 million of repayments under the Credit Facility. As of September 30, 2025, there were $150.0 million of borrowings outstanding under the Credit Facility. As of September 30, 2025, borrowings under the Credit Facility carried an interest rate of 5.95%, with a weighted-average interest rate of 5.93% for the nine months ended September 30, 2025. As of December 31, 2024, there were no borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of November 10, 2025. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then-outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

See Note 23 — “Related Party Transactions — 7.500% Senior Notes” and “— Market-Making Registration Statement for CF&Co” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First
Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. As of September 30, 2025 and December 31, 2024, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of September 30, 2025, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility.

Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2025 and December 31, 2024 we had $1.4 billion and $0.8 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Leases
Total lease liability as of September 30, 2025 was $563.0 million, of which $321.1 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of September 30, 2025 amounting to approximately $176.9 million.

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

As of September 30, 2025, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$(446,515)	$(412,513)
Add back:
Net activity from loan originations and sales	593,215	468,899
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$146,700	$56,386
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $177.3 million and $209.8 million for the nine months ended September 30, 2025 and 2024, respectively. Excluding these loans, net cash provided by (used in) operating activities excluding loan originations and sales would be $324.0 million and $266.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flows for the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2025, we used $446.5 million of cash in operations. Excluding activity from loan originations and sales, cash provided by operating activities for the nine months ended September 30, 2025 was $146.7 million. Cash provided by operating activities included $177.3 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $130.0 million, consisting of $215.3 million for the purchase of short-term investments set aside for the benefit of Fannie Mae and a legacy credit risk Freddie Mac TAH program to secure the Company’s financial guarantee liability, and $19.7 million of cash paid for the purchases of fixed assets. Cash provided by financing activities of $498.7 million primarily related to net borrowings of $75.0 million of corporate debt and net proceeds from warehouse facilities of $596.1 million. This was offset by payments to shareholders and partners for dividends and distributions of $44.3 million and treasury stock repurchases of $125.5 million.

Cash Flows for the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2024, we used $412.5 million of cash in operations. Excluding activity from loan originations and sales, provided by operating activities for the nine months ended September 30, 2024 was $56.4 million. Cash provided by operations included $209.8 million of loans, forgivable loan and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $27.3 million, consisting primarily of cash paid for the purchases of fixed assets. Cash provided by financing activities of $465.4 million primarily related to net borrowings of $225.0 million of corporate debt and net proceeds from warehouse facilities of $487.2 million. This was offset by treasury stock repurchases and unit purchases of $193.5 million, payments to shareholders and partners for dividends and distributions of $47.9 million, and payments of deferred financing costs of $5.4 million.

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

Credit Ratings

    As of September 30, 2025, our public long-term credit ratings and associated outlooks are as follows:

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

Certain Related Party Transactions
The following related party disclosure relates to the period subsequent to September 30, 2025. See Note 23 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for related party transactions prior to September 30, 2025.

Transactions with Executive Officers and Directors
On October 1, 2025, Mr. Rispoli received exchangeability on 4,378 PSUs and 4,378 PPSUs with an aggregate determination amount of $41,897, in accordance with the monetization schedule previously approved in connection with the signing of his employment agreement.

Completion of Howard W. Lutnick Divestiture

As previously disclosed, on May 16, 2025, Mr. Howard W. Lutnick, the U.S. Secretary of Commerce and our former Executive Chairman and former Chairman of the Board, agreed to sell to Newmark 10,969,533 shares of Newmark Class A common stock beneficially owned by him, including (i) 7,989,936 shares held directly by Mr. Howard W. Lutnick, (ii) 2,843,781 shares held in his personal asset trust, (iii) 3,384 shares held by the Howard W. Lutnick Family Trust, (iv) 2,573 shares held by Mr. Howard W. Lutnick’s spouse, and (v) 129,859 shares originating from retirement accounts, including certain shares held by Mr. Howard W. Lutnick’s spouse. The closing of the sale of the 10,839,674 shares held by him, his spouse and the trusts occurred on May 19, 2025, and the closing of the sale of 129,859 shares held in retirement accounts occurred on October 6, 2025, immediately after the closings of the sale of CFGM voting shares described below. The price per share for the sale of shares held in retirement accounts was $11.58, which is equal to the closing price of a share of Newmark Class A common stock on the Nasdaq Global Select Market on May 16, 2025. The aggregate purchase price of the shares held in retirement accounts was reduced by $0.06 per share for the after-tax portion of any dividends on such shares of Newmark Class A common stock paid to Mr. Howard W. Lutnick and his spouse, in each case, between May 16, 2025 and October 6, 2025, as well as the after-tax portion of any declared but unpaid dividends on such shares of Newmark Class A common stock with a record date prior to October 6, 2025 that were payable. Also on October 6, 2025, Newmark repurchased 4,400 shares of Newmark Class A common stock held directly by Mr. Howard W. Lutnick’s spouse. The price per share for the sale of shares held directly by Mr. Howard W. Lutnick’s spouse was $11.04. The aggregate purchase price of the shares held directly by Mr. Lutnick’s spouse was reduced by $0.048 per share for the after-tax portion of any dividends on such shares of Newmark Class A common stock paid and payable to her.

These repurchases were pursuant to our existing Share Repurchase and Unit Purchase Authorization, and the repurchase of such shares pursuant to such existing authorization was expressly approved by the Audit Committee. These transactions were pursuant to Mr. Howard W. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce.

On May 16, 2025, Mr. Howard W. Lutnick, in his capacity as trustee of a trust, entered into agreements to sell to the Purchaser Trusts all of the voting shares of CFGM, which is the managing general partner of Cantor. This transaction closed on October 6, 2025. CFGM, through its and Cantor’s ownership of shares of the Company’s common stock, controlled approximately 57.8% of the total voting power of the outstanding common stock of the Company as of the time that the Purchaser Trusts purchased the voting shares of CFGM.

On May 16, 2025, Mr. Howard W. Lutnick, in his capacity as trustee of a trust, entered into an agreement to sell to trusts controlled by Mr. Brandon G. Lutnick certain interests, including those in Tangible Benefits, LLC and KBCR Management Partners, LLC, entities which collectively hold 2,109,370 shares of Newmark Class A common stock. The closing of the transactions under such agreements occurred on October 6, 2025 concurrently with the closings of the sale of CFGM voting shares described above.

See Note 28—“Subsequent Events” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to these transactions. Following the closing of the transactions above, Mr. Brandon G. Lutnick may be deemed to have beneficial ownership, as calculated pursuant to Rule 13d-3 under the Exchange Act, of 22.3% of our outstanding common stock, representing 58.6% of the total voting power of the outstanding common stock of the Company, and Mr. Howard W. Lutnick no longer has beneficial ownership over any such securities.

Cantor Rights to Purchase Cantor Units from Newmark Holdings

As of November 10, 2025, there were 595,632 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 23 — “Related Party Transactions Cantor Rights to Purchase Cantor Units from Newmark Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.

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

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	September 30,
	2025	2024
Common stock outstanding(1)	177,230	172,767
Partnership units(2)	68,316	77,791
RSUs (Treasury stock method)	5,714	4,399
Newmark exchange shares	414	419
Total(3)	251,674	255,376
(1)Common stock consisted of Newmark Class A common stock and Newmark Class B common stock. For the nine months ended September 30, 2025, the weighted-average number of shares of Newmark Class A common stock and Newmark Class B common stock that were included in our fully diluted EPS computation was 156.4 million shares and 21.3 million shares, respectively.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units. See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the 19.8 million partnership units held by Cantor as of September 30, 2025 were generally exchangeable into up to 18.3 million shares of Newmark Class A common stock and/or Newmark Class B common stock at the then-current Exchange Ratio of 0.9258. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the nine months ended September 30, 2025 and 2024, the weighted-average share count included 43.6 thousand and 0.3 million anti-dilutive securities, respectively, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of September 30, 2025 and 2024 was as follows (in thousands):

	September 30,
	2025	2024
Common stock outstanding	178,777	168,248
Partnership units	66,853	77,063
RSUs (Treasury stock method)	5,714	5,138
Newmark exchange shares	404	372
Total	251,748	250,821

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2025, we have issued 2.9 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the third quarter of 2025 with contingent cash consideration of $10.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

Legal Proceedings

See the discussion under the heading “Transactions with Executive Officers and Directors — Howard W. Lutnick, Former Executive Chairman — Other Related Party Transactions,” in Note 23 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding Mr. Howard W. Lutnick’s December 2021 bonus award.

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

On December 13, 2022, the Delaware Court of Chancery entered an order consolidating the Garfield and Cardinal actions into a single, consolidated action (Consolidated C.A. No. 2022-0687, hereinafter the “Consolidated Shareholder Action”) deemed to have commenced on August 5, 2022, when the Garfield action was filed. On January 10, 2023, the plaintiffs filed a consolidated amended complaint, whose claims, as well as requested relief, mirror the claims and relief sought in the Cardinal action in all material respects. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved by the Compensation Committee comprised of independent directors (which did not include Mr. Howard W. Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation consultant.

On December 21, 2024, the parties to the Consolidated Shareholder Action agreed to settle the matter for a cash payment of $50 million to Newmark less any fees awarded to the plaintiffs’ counsel by the Court following a hearing, to be paid by Newmark’s directors’ and officers’ insurance carriers, within 15 business days after entry of judgment. The settlement, which required the Court of Chancery’s approval, is intended to fully settle and release, with prejudice, any and all actual or potential claims between the parties to the settlement that arise out of or otherwise relate to the claims asserted in the Consolidated Shareholder Action. The settlement is not evidence of the validity or invalidity of any claims or defenses in this action or any other actions or proceedings, or of any wrongdoing by any of the defendants, or of any damages or injury to Newmark or the plaintiffs. The defendants in this action have denied, and continue to deny, all allegations of wrongdoing, fault, liability or damage with respect to all claims asserted or that could be asserted in the Consolidated Shareholder Action.

The Court of Chancery approved the proposed settlement and dismissed the case after a hearing held on August 13, 2025. The Company received $50.0 million from insurers, net of $7.7 million of plaintiff’s counsel legal fees.

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The defendants filed a motion to dismiss and in response, on May 31, 2023, the plaintiffs filed an Amended Class Action Complaint alleging similar allegations as a basis for claims for breach of contract and violation of the Sherman Act. The defendants moved to dismiss the Amended Complaint. On February 23, 2024, the plaintiffs filed a Second Amended Complaint, repleading claims for violation of federal antitrust laws and challenging economic forfeiture and non-compete obligations as violative of federal competition law. On December 2, 2024, the District Court granted the defendants’ motion to dismiss the Second Amended Complaint. On December 16, 2024, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. The appeal was fully briefed in early 2025 and the Third Circuit held oral argument on September 17, 2025. The Company continues to believe the lawsuit has no merit and that the District Court’s dismissal of the matter will be affirmed on appeal. However, as with any litigation, the outcome cannot be determined with certainty.

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

Certain limited partnership units held by Newmark employees are granted exchangeability into Newmark Class A common stock or may be redeemed in connection with the grant of shares of Newmark Class A common stock. At the time exchangeability is granted, or the shares are issued, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2025 and December 31, 2024, the aggregate balance of employee loans, net of reserve, was $856.5 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $33.5 million and $23.5 million, for the three months ended September 30, 2025 and 2024, respectively, and $90.2 million and $72.7 million for the nine months ended September 30, 2025 and 2024, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2025, there was an increase of $3.2 million in our reserve balance. Additionally, there was $10.1 million of receivables expensed, totaling a $13.3 million increase in “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

Income Taxes

Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between our accompanying unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are primarily subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for the UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our accompanying unaudited condensed consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our accompanying unaudited condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

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

On May 16, 2025, Mr. Howard W. Lutnick agreed to sell approximately 10.8 million shares of Newmark Class A common stock beneficially owned by him to Newmark at a price of $11.58 per share pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization. Such repurchase closed on May 19, 2025, and was approved by the Audit Committee. For additional information regarding this repurchase and other transactions in connection with Mr. Howard W. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules, see “— Certain Related Party Transactions,” above, and Note 23 — “Related Party Transactions — Transactions with Executive Officers and Directors — Howard W. Lutnick, Former Executive Chairman — Sale of Newmark Class A Common Stock to the Company” and Note 28 — “Subsequent Events” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. The Company repurchased approximately $125.5 million of shares during the nine months ended September 30, 2025 and had approximately $246.4 million remaining under its Share Repurchase and Unit Purchase Authorization as of September 30, 2025.

On October 6, 2025, the Company repurchased 129,859 shares of Newmark Class A common stock beneficially owned by Mr. Howard W. Lutnick and originating from retirement accounts, including certain shares held by his spouse, for a price per share of $11.58, less $0.06 per share for the after-tax portion of paid and payable dividends to him and his spouse, and an additional 4,400 shares of Newmark Class A common stock held directly by his spouse, for a price per share of $11.04, less $0.048 per share for the after-tax portion of paid and payable dividends to her. The repurchases were made pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization, most recently reapproved by the Board and by the Audit Committee in November 2024, and the repurchases of these shares pursuant to such existing authorization were expressly approved by the Audit Committee in connection therewith. Subsequent to the transaction on October 6, 2025, the Company had approximately $244.9 million remaining under its Share Repurchase and Unit Purchase Authorization. Newmark anticipates share repurchases and unit redemptions remaining a long term capital allocation priority.

Our Organizational Structure

As of September 30, 2025, there were 243,408,589 shares of Newmark Class A common stock issued and 157,491,836 outstanding. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2025, Cantor and CFGM collectively held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock, and CFGM held 1,025,612 shares of Newmark Class A common stock. The shares of Newmark Class A and Class B common stock held by Cantor and CFGM, as of September 30, 2025, represented approximately 57.8% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.5% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 87.5% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 72.5% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 27.5% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged).

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2025, we directly held Newmark OpCo limited partnership interests consisting of approximately 182,043,212 units representing approximately 73.1% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of September 30, 2025, 1,733,551 Founding/Working Partner interests were outstanding. These Founding/Working Partner interests were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor permits from time to time). Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2024, Cantor was obligated to distribute 7,221,277 shares of Newmark Class A common stock to certain current and former partners of Cantor to satisfy certain deferred stock distribution obligations provided to such partners (i) on April 1, 2008, and (ii) on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions. Certain Cantor partners had elected to receive their distributed shares in 2008 and 2012, respectively, and others had elected to defer receipt of their shares until a future date. On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9279, for 7,221,277 shares of Newmark Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and Cantor then immediately delivered those 7,221,277 shares of Newmark Class A common stock to those certain current and former Cantor partners in satisfaction of all its remaining distribution rights obligations.

As of September 30, 2025, 67,087,215 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2025, the Exchange Ratio was 0.9258.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2025. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo), or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units, other than the exchange of the 7,782,387 exchangeable limited partnership interests held by Cantor described above.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2025

Cantor (2)
57.8% of voting power
17.0% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc. (3)
39.9% of voting power
60.4% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
2.4% of voting power
3.6% of indirect economic interest in Newmark OpCo
• 0.7% Class A common stock (0.6% of economics and 0.3% of voting power)
• 100% Class B common stock (11.9% of economics and 57.5% of voting power)
• 9.1% indirect economic interest in Newmark OpCo
• 93.8% Class A common stock (82.6% of economics and 39.9% of voting power)
• 60.4% indirect economic interest in Newmark OpCo
• 5.6% Class A common stock (4.9% of economics and 2.4% of voting power)
• 3.6% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (29.5% of economics of Newmark Holdings)
• 7.9% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
19.0% of indirect economic interest in Newmark OpCo
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Non-Voting Limited Partnership interests (70.5% of economics of Newmark Holdings)
• 19.0% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership interests (73.1% of economics of Newmark OpCo)
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Limited Partnership interests (26.9% of economics of Newmark OpCo)
Newmark Partners, L.P. ("Newmark OpCo")
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Newmark Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. As of September 30, 2025, Cantor Fitzgerald, L.P. had 11.7% of the economics and 56.5% of the voting power in Newmark Group, Inc., and CFGM had 0.8% of the economics and 1.3% of the voting power in Newmark Group, Inc.
(3) Public Stockholders includes unrestricted shares of our Class A common stock owned by current employees due to an inability to track such shares once they leave the Company’s transfer agent, as well as the September 30, 2025 holdings of our former Executive Chairman, Mr. Howard W. Lutnick, as he has stepped down from his positions with the Company.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2025 through September 30, 2025 as follows: (a) an aggregate of 9,194,246 limited partnership units granted by Newmark Holdings; (b) 10,839,674 shares of Newmark Class A common stock repurchased by us; (c) 93,665 shares of restricted Newmark Class A common stock forfeited; (d) 2,635,130 shares of Newmark Class A common stock issued for RSUs; (e) 238,516 shares of Newmark Class A common stock issued by us under our acquisition shelf registration statement on Form S-4 (Registration No. 333-231616), but not the 17,080,748 of such shares and rights to acquire such shares remaining available for issuance by us under such registration statement; (f) 1,532,078 terminated limited partnership units; and (g) the above-mentioned 7,782,387 exchangeable limited partnership interests exchanged for 7,221,277 shares of Newmark Class A common stock.

The following diagram illustrates the ownership structure of Newmark as of October 6, 2025, subsequent to the closing of the previously announced divestiture of Mr. Howard W. Lutnick’s interests in Cantor, CFGM and Newmark. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo), or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units, other than the exchange of the 7,782,387 exchangeable limited partnership interests held by Cantor described above.

STRUCTURE OF NEWMARK AS OF OCTOBER 6, 2025
(1) Excludes unrestricted Newmark Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. As of October 6, 2025, Cantor Fitzgerald, L.P. had 11.7% of the economics and 56.5% of the voting power in Newmark Group, Inc, and CFGM had 0.8% of the economics and 1.3% of the voting power in Newmark Group, Inc.
(3) Public Stockholders includes unrestricted shares of our Class A common stock owned by current employees due to an inability to track such shares once they leave the Company’s transfer agent. Also includes Newmark Class A common stock owned by members of the Lutnick family who are not employees, officers or directors.

Following the closing of the transactions described above under “— Certain Related Party Transactions,” Mr. Brandon G. Lutnick may be deemed to have beneficial ownership, as calculated pursuant to Rule 13d-3 under the Exchange Act, of 22.3% of our outstanding common stock, representing 56.8% of the total voting power of the outstanding common stock of the Company, and Mr. Howard W. Lutnick no longer has beneficial ownership over any such securities.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $150.0 million outstanding on the Credit Facility as of September 30, 2025. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of September 30, 2025 was 431 basis points and 516 basis points at September 30, 2024. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $13.9 million based on our escrow balances as of September 30, 2025 and by $12.7 million based on our escrow balances as of September 30, 2024. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $13.9 million based on our escrow balances as of September 30, 2025 and by $12.7 million based on the escrow balances as of September 30, 2024.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $13.5 million based on our outstanding balances as of September 30, 2025 and by $9.9 million based on our outstanding balances as of September 30, 2024. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $13.5 million based on our outstanding warehouse balance as of September 30, 2025 and by approximately $9.9 million based on our outstanding warehouse balance as of September 30, 2024. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2025, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: November 10, 2025