Form 10-K
period 2025-12-31
NEWMARK GROUP, INC.
filed 2026-03-02
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2025 as reported on Nasdaq, was approximately $1.8 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2026
Class A Common Stock, par value $0.01 per share	163,152,081
Class B Common Stock, par value $0.01 per share	21,285,533

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.
We anticipate that we will file the Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the proxy statement with the SEC on or before April 30, 2026.

NEWMARK GROUP, INC.
2025 FORM 10-K ANNUAL REPORT

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

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

DEFINITION

2023 Gosin Employment Agreement	The Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on February 10, 2023

2024 Gosin Employment Agreement	The Second Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 7, 2024

2026 Proxy Statement	Proxy statement for the Company’s 2026 Annual Meeting of Stockholders

6.125% Senior Notes	The Company’s 6.125% Senior Notes which were issued on November 6, 2018, in an original principal amount of $550.0 million and matured on November 15, 2023

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

AI	Artificial intelligence; technology that uses data-driven models to perform tasks requiring human-like analysis, output generation, or decision-making

ASU	FASB accounting standards update

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark multifamily capital markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

BGC Entity Group	BGC Group, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Entity Group), collectively

BGC Group	BGC Group, Inc. (Nasdaq: BGC) and, where applicable, its consolidated subsidiaries

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests in Newmark Holdings owned by BGC Holdings immediately prior to the distribution

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

Cantor Entity Group
Cantor and its consolidated subsidiaries (other than any member of the BGC Entity Group or the Newmark Entity Group), Mr. Howard W. Lutnick, Mr. Brandon G. Lutnick and/or any of his immediate family members as so designated by Mr. Brandon Lutnick and any trusts or other entities controlled by Mr. Brandon Lutnick

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

Catella	Catella Valuation Advisors SAS, a real estate valuation and advisory firm located in Paris, France acquired by Newmark on November 24, 2025

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

Certificate of Incorporation	Second Amended and Restated Certificate of Incorporation of Newmark

CF Secured	CF Secured, LLC

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFE	Cantor Fitzgerald Europe

CFGM	CF Group Management, Inc., the managing general partner of Cantor

CFS11	CFS11 Holdings, LLC, a subsidiary of Cantor

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Class A properties	Most prestigious buildings competing for premier office users with rents above average for the area. Buildings have high quality standard finishes, state of the art systems, exceptional accessibility and a definite market presence

Class B properties	Buildings competing for a wide range of users with rents in the average range for the area. Building finishes are fair to good for the area and systems are adequate, but the building cannot compete with Class A properties at the same price

Class C properties	Buildings competing for tenants requiring functional space at rents below the area average

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
Ratio of shares of Newmark Common Stock that were outstanding compared to the shares of BGC common stock outstanding as of immediately prior to the Newmark IPO (not including any shares of our common stock sold in the Newmark IPO); this ratio was set initially at a fraction equal to one divided by 2.2

Controlling Investment Trustee
Any individual serving as investment trustee of the Purchaser Trusts (currently Mr. Brandon Lutnick) whose decision with respect to investment decisions, under the terms of such trusts, controls in the event of a disagreement among the investment trustees of such trusts

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Responsibility	Corporate Responsibility, Governance, Environmental, Sustainability-related or other similar items

Corporate Responsibility Committee	The Corporate Responsibility Committee of the Board

CoStar	CoStar Group Inc.

Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, most recently amended and restated on April 26, 2024

Credit Facility
The credit facility pursuant to the Credit Agreement, as amended and restated, with a current maximum revolving loan balance of $600.0 million, which the Company has the right to increase up to $800.0 million subject to certain conditions being met, and a maturity date of April 26, 2027, bearing interest at either SOFR or a defined base rate plus additional margin

CRM	Customer relationship management

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

Exchange Agreement
Exchange agreement which provides (i) BGC Partners, (ii) Cantor, (iii) any entity controlled by either of them or by Mr. Howard Lutnick, and (iv) Mr. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives, the right to exchange shares of Newmark Class A common stock into Newmark Class B common stock on a one-to-one basis up to the number then authorized but unissued

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest for which an exchange right has been granted can be exchanged for a number of shares of Newmark Class A common stock

Family Branch	Each of Mr. Brandon Lutnick, Mr. Kyle S. Lutnick, Ms. Casey J. Lutnick and Mr. Ryan G. Lutnick in each case, with their respective descendants, for the purposes of the Lutnick Family Voting Agreement

Fannie Mae	The Federal National Mortgage Association

Fannie Mae DUS	The Fannie Mae Delegated Underwriting and Servicing Program

FASB	Financial Accounting Standards Board

FHA	The Federal Housing Administration

FHFA	The Federal Housing Finance Agency

First Cantor Credit Agreement Amendment	First Amendment to the Cantor Credit Agreement entered into on December 20, 2023

FOMC	Federal Open Market Committee

Forward Sales Contract	An agreement to deliver mortgages to third-party investors at a fixed price

Founding Partner interests, Founding Partner units or FPUs	Founding/Working Partners units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, that are generally redeemed upon termination of employment

Founding Partners
Individuals who became limited partners of Newmark Holdings in connection with the Separation who held BGC Holdings founding partner interests immediately prior to the Separation (provided that members of the Cantor Entity Group and the BGC Entity Group are not Founding Partners)

Freddie Mac	The Federal Home Loan Mortgage Corporation

Freddie Mac Strip	A three basis point servicing fee and/or up to a one-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool

Freddie Mac TAH	The Freddie Mac Targeted Affordable Housing Program

GDP	Gross domestic product

GDPR	The General Data Protection Regulation is a European Union regulation on information privacy

Gerald Eve	Newmark Gerald Eve LLP, a London-based real estate advisory firm acquired on March 10, 2023

Ginnie Mae	The Government National Mortgage Association

GSE or GSEs	Government-sponsored enterprises (Fannie Mae and Freddie Mac)

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated balance sheets

HUD	U.S. Department of Housing and Urban Development

HUD LEAN	HUD’s mortgage insurance program for senior housing

HUD MAP	HUD’s Multifamily Accelerated Processing

Investment Company Act	Investment Company Act of 1940, as amended

Knotel	Knotel, Inc.

Leasing and Other Commissions	Includes fees from landlord (or “agency”) representation and tenant (or “occupier”) representation

LEED	Leadership in Energy and Environmental Design

LIBOR	London Inter-Bank Offered Rate

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

LPUs, limited partnership units, or limited partnership interests
Certain limited partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, BGC Holdings, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, RPUs, and SPUs, along with future types of limited partnership units in Newmark Holdings

Lutnick Family Voting Agreement
The voting and transfer agreement relating to Lutnick Family Voting Agreement Securities entered into on May 16, 2025 by Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey Lutnick, and Mr. Ryan Lutnick, each in their capacity as trustees of certain trusts (including the Purchaser Trusts), and certain other entities

Lutnick Family Voting Agreement Securities	Securities of the Company held by the trusts and such entities that are parties to the Lutnick Family Voting Agreement

Majority of the Family Branches
With respect to any matter related to the Lutnick Family Voting Agreement, approval of such matter by both: (a) if there is a Controlling Investment Trustee, the controlling investment trustee; and (b) if any Family Branch is entitled to vote in accordance with the Lutnick Family Voting Agreement, a majority vote of the Family Branches entitled to vote in accordance the Lutnick Family Voting Agreement (with the Lutnick Family Voting Agreement specifying a different approval standards if there is no Controlling Investment Trustee and no Family Branch entitled to vote in accordance with the Lutnick Family Voting Agreement)

Managed services
Includes fees from outsourcing of certain middle office functions for real estate, lender, and investor clients, including acquisition due diligence and financial data audit, lease administration, property accounting, fund accounting and administration, property data management and aggregation, as well as portfolio analytics.

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

Purchaser Trusts	Certain trusts controlled by Mr. Brandon Lutnick as trustee with decision making control which closed the purchase of all the voting shares of CFGM on October 6, 2025

Rateable Value	The U.K.’s Valuation Office Agency calculates a rateable value for each business property in England and Wales. A rateable value is an estimate of what it would cost to rent a property for a year, on a set valuation date. The property is assumed to be vacant, in reasonable repair, and available to be rented on the open market. It is also assumed that the tenant pays for the business rates taxes, repairs and insurance. The valuation date is set by law and helps make valuations consistent

Real Estate LP	CF Real Estate Finance Holdings, L.P.

RealFoundations
Real Foundation, Inc. and its subsidiaries, a global professional services firm focused solely on the real estate industry through its management consulting and managed services business, based in Dallas, Texas, and acquired by Newmark on October 3, 2025

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

Share Repurchase and Unit Purchase Authorization
The Company’s stock repurchase authorization, which has no expiration date and was most recently reapproved by the Board and by the Audit Committee in February 2026 for repurchases up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities

SOFR	Secured Overnight Financing Rate

Spin-Off
The pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all of the shares of Newmark Common Stock owned by BGC Partners immediately prior to the effective time of the Spin-Off, completed on November 30, 2018

Spring11	Spring11 Holdings, L.P.

Standing Policy
In March 2018, Newmark’s Compensation Committee and Audit Committee approved Mr. Howard Lutnick’s right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of Newmark Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards

TAM	Total addressable market

Tax Receivable Agreement	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc.

Total Debt	Newmark’s quarterly volumes from mortgage brokerage and GSE/FHA originations together

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
•We may pursue opportunities including strategic alliances and initiatives, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and other professionals), which could present unforeseen integration obstacles or costs and could fail to achieve anticipated benefits. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.
•We are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.
•Failure to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory, mortgage transactions and our other business lines, may result in significant financial penalties, loss or suspension of licenses, sanctions or other penalties that could adversely affect our operations.
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
•Malicious cyber-attacks and other adverse events that affect our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
•We use and our competitors may use AI in our and their businesses, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.
•Leadership changes and the resulting transition following our former Chairman of the Board and Executive Chairman’s confirmation as the U.S. Secretary of Commerce, the loss of key employees, the development of future talent, and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these key employees may adversely affect our businesses and prospects.
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
•We are controlled by Cantor and CFGM, which are controlled by Mr. Brandon Lutnick, whose interests may conflict with ours and who may exercise their control in a way that favors their interests to our detriment, and these relationships may subject us to particular scrutiny.
•Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of sales of shares of our Class A common stock by us, and the perception that such sales could occur, may adversely affect prevailing market prices for our stock.
•Ongoing scrutiny and changing expectations from stockholders, clients, customers and policy makers with respect to the Company’s corporate responsibility practices may result in additional costs or risks.
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

Our investor/owner services and products include:

•Capital Markets, consisting of investment sales (including the placement and raising of equity) and commercial mortgage origination (which includes GSEs and FHA lending, as well as the placement of debt, loan sales, and structured finance on behalf of third parties);
•Landlord (or agency) representation leasing;
•GSEs and FHA multifamily loan servicing, as well as limited loan servicing, special loan servicing, and asset management;
•Management consulting, managed services, and fund accounting for investors;
•Valuation and Advisory;
•Property management and flexible workspace solutions for owners;
•Due diligence, consulting and other advisory services;
•Our commercial real estate technology platform and capabilities; and
•Business rates for U.K. property owners.

Our corporate or occupier services and products include:

•Tenant representation leasing;
•OS, which includes project management, transaction management, lease administration, and Facilities management, as well as corporate consulting services with respect to areas including real estate and supply chain optimization, workplace strategy, and occupancy strategy;
•Flexible workspace solutions for occupiers; and
•Our leading commercial real estate technology platform and capabilities; and
•Business rates for U.K. occupiers.

Our goal is to lead with extraordinary talent, data, and analytics, which together allow us to provide strategic and specialized advice. This combination enables our revenue-generating employees, including brokers, originators, and other customer-facing professionals to be highly productive and to help clients increase their efficiency and profits while optimizing their real estate portfolios.

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2025, we generated revenues of approximately $3.3 billion, primarily from commissions on leasing and capital markets transactions, mortgage origination and loan servicing fees, property and facility management fees, and consulting and technology user fees. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 9.1% of our total revenue on a consolidated basis for the year ended December 31, 2025.

Newmark’s History

Newmark was founded in New York City in 1929, with an emphasis on local investor/owner and occupier services and products and became known for having dedicated, knowledgeable, and client-focused advisors/intermediaries. Our acquisition by Cantor’s subsidiary BGC in 2011 and its subsequent investments in our business contributed to Newmark’s strong growth. From that time until we spun off from BGC in November 2018, we embarked on a rapid expansion throughout North America, encompassing nearly all key business lines in the commercial real estate services sector, which included the acquisition of Berkeley Point Financial LLC in 2017. Beginning in late 2019, we begin to invest in meaningfully expanding our businesses outside of North America. We believe our long-term growth has been a result of our management team’s strong understanding of commercial real estate as an asset class, long-term vision and deep relationships with users and owners, our strong culture of innovation and collaboration, our ability to adapt to the evolving market and to shifts in the demand for our services, and our proven track record of attracting and retaining the industry’s best talent.

Between 2011 and 2025, we increased our total revenues by a CAGR of approximately 21%. Based on reported results, we believe that our improvement was greater than the average for our publicly traded commercial real estate services peers listed in the U.S. that have reported revenues over this period, as of February 27, 2026.

Due to this long-term record of growth, we are now a top commercial real estate services platform in the United States with a rapidly expanding international footprint.

2025 Board of Directors and Executive Officers Changes and Mr. Howard Lutnick Divestiture

On February 18, 2025, Mr. Howard W. Lutnick (“Mr. Howard Lutnick”) was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. Howard Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company. On February 18, 2025, the Company appointed Mr. Kyle Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, the Company appointed our Executive Vice President and Chief Legal Officer, Mr. Stephen M. Merkel to serve as a member of the Board and as Chairman of the Board and the Company appointed our Chief Executive Officer, Mr. Barry M. Gosin, as Principal Executive Officer of the Company and as Chairman of Newmark & Company Real Estate, Inc. (“Newmark & Co.”), following Mr. Howard Lutnick’s departure and divestiture.

On October 6, 2025, Mr. Howard Lutnick completed the divestiture of his holdings in the Company, Cantor and CFGM in compliance with U.S. government ethics rules, including through the sale of all of the voting shares of CFGM and outstanding equity interests in various entities and family trusts that hold our common stock to trusts controlled by Mr. Brandon Lutnick. See “Business—Our Organizational Structure—2025 Howard Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement” and Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements for more information.

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

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of capital markets services, including investment sales and mortgage brokerage (which together include debt and equity placement, fundraising, and recapitalization) of individual assets, portfolios and operating companies. We match capital providers with capital users. Capital Markets also includes loan sales, as well as GSE/FHA Lending (which is described further below). Our capital markets professionals have deep relationships with investors and capital sources of various composition, including government sponsored agencies, insurance companies, pension funds, real estate investment trusts, private funds, private investors, developers and construction firms.

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

U.K. Business Rates Services. According to the Office for Budget Responsibility, U.K. businesses spend a total of approximately £34 billion annually in business rates liability (approximately $45 billion using the average daily closing exchange rates for 2025). The owner and occupier of each property has a right to challenge the rateable value assessed on their premises and, where applicable, can apply for relevant reliefs and exemptions. As part of our service suite, we manage rate payments, processing over £1 billion in rates each year for approximately 1,800 corporate clients who utilize our service. We believe that this business provides valuable connectivity to many of our other service lines and generates a solid stream of recurring and predictable revenues.
Due Diligence, Managed Services, Consulting, and Other Services. We provide a growing number of other solutions for a variety of clients in the commercial real estate sector, including lenders, investment banks, and investors. These include strategic and other consulting services, due diligence, data management, transaction support, performance analytics, fund administration, and commercial real estate title and escrow services. We also offer these clients cost-effective and flexible staffing solutions through both on-site and off-site teams. We believe these largely recurring revenue businesses give us additional ways to better understand and address the needs of our clients and to cross-sell services to them when it can add value.

Leading Commercial Real Estate Technology Platform and Capabilities. Investing in digital solutions has become imperative and we remain dedicated to creating customer-centric technology that optimizes our business methods while keeping our workforce and clients safe. Our multi-faceted real estate database continues to grow, as does our commitment to providing innovative, value-added technological solutions across our service lines, which enables our professionals to provide clients with data-driven advice and analytics with expediency. Our solutions are designed to increase operational efficiency, realize additional income, and/or generate cost savings for the Company and its clients.

Real Estate Corporate or Occupier Services and Products

Tenant Representation Leasing. We represent commercial tenants in virtually all aspects of the leasing process (often in conjunction with OS), including space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and minimizing real estate costs and associated risks for clients through analyzing, structuring and negotiating business and economic incentives, as well as advising on relevant sustainability and environmental issues. Fees are typically based on a percentage of the total financial consideration of the lease commitment for executed leases and are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains.

Occupier Solutions. OS provides consulting and outsourcing services focused on reducing occupancy expenses and improving efficiency for real estate occupiers. Utilizing our real estate expertise, large scale data analysis, and our industry-leading technology, OS strives to make its clients more effective by optimizing real estate usage, managing overall corporate footprint expenses, and improving workflow and human capital efficiency, all while enhancing clients' productivity and their ability to attract and retain talent.

OS provides strategic real estate consulting services to Fortune 500 and Forbes Global 2000 companies, owner-occupiers, and government agencies, as well as organizations in healthcare and higher education. Our services include financial integration, asset and portfolio strategy, location strategy and optimization, workplace strategies, energy and sustainability solutions, workflow and business process improvement, merger and acquisition integration and industrial consulting. We also offer solutions including technology advisory, facilities and project management, transaction support, and portfolio advisory services, often delivered through multi-year contractual relationships. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

We believe that OS provides us with a unique lens into commercial real estate and offers ways to win business across multiple business lines. OS often provides us with recurring and/or contractual revenue streams when we enter into multi-year contracts for ongoing services. For the past 17 years, the International Association of Outsourcing Professionals has named Newmark to The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries.

U.K. Business Rates Services and Flexible Workspace Solutions. See the above descriptions under “Real Estate Investor/Owner Services and Products.”

Business Partners

In certain smaller U.S. and international markets in which we do not maintain Newmark-owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independent offices are referred to as “business partners.” We believe these partnerships allow us to provide the best service to our clients and achieve higher returns to our shareholders, without diluting our focus. These business partners may use some variation of our branding in their names and marketing materials. These agreements typically take the form of multi-year contracts, and provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. While we do not derive a significant portion of our revenue from these relationships, they do enable us to seamlessly provide service to our mutual clients. These business partners give our clients access to additional brokerage professionals with local market research capabilities as well as other commercial real estate services in locations where the Company does not have a physical presence. The discussion of our financial results and other metrics reflects only the business owned by us and does not include the results for business partners using some variation of the Newmark name in their branding or marketing. See “Risks Related to Our Business—Risks Related to Our Commercial Contracts and Arrangements—We may not be able to replace partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach,” under Part I, Item 1A, Risk Factors.

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. We estimate that the commercial real estate services industry is a more than $400 billion global revenue market opportunity. This TAM represents the actual and/or potential revenues that are or could be generated annually by public and private commercial real estate services firms. We believe that a large portion of the TAM currently resides with smaller and regional companies offering services similar to ours. We also believe that a large percentage consists of real estate functions that are performed in-house by real estate owners, lenders, funds, and occupiers but that could be partially or entirely outsourced, such as property, facilities, and project management. The estimated TAM also includes service lines offered by our public commercial real estate services competitors, but that Newmark currently does not, such as investment management. We estimate that less than 20% of the potential revenue in the global commercial real estate services market is currently serviced by the top 10 global firms (by total revenues), leaving a large opportunity for us to reach clients through superior experience and high-quality service, relative to both our larger competitors and the significant number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multinational reach. We expect this to provide Newmark a competitive advantage as we have a growing roster of full-service capabilities to service both real estate owners, lenders, funds, and occupiers.

Institutional Investor Demand for Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to those of alternative asset classes, benchmark sovereign bonds, and investment-grade corporate bonds. Even with their recent rise, benchmark interest rates have remained below long-term average historical rates around the world over the past several years. For example, ten-year U.S. Treasury rates averaged approximately 4.3% and 5.8%, respectively, in 2025 and over the fifty years ended December 31, 2025.

The weighted average target allocation for all global institutional investors to real estate increased from 5.6% of their overall portfolios in 2010 to 10.8% in 2025, according to figures from an annual survey by Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. Despite the decline in commercial real estate prices since their peak earlier this decade, the Cornell survey estimates that the global target allocations will remain relatively flat at 10.8% in 2026. We expect these relatively high investor allocations to benefit our owner-focused businesses as interest rates, credit spreads, and transaction activity continue to normalize. According to data from Bloomberg (as of early February 2026), economists and futures market participants expect major central banks, including the Federal Reserve, to continue lowering or hold steady short term rates over the next two calendar years, and for benchmark ten-year rates in developed economies to be at or slightly below current levels, on average. We expect these interest rate movements will accelerate real estate capital markets activity.

One indication that investors remain ready to deploy capital toward real estate is the undeployed amounts held by global real estate focused institutions in closed-end funds. Preqin estimated that there was approximately $561 billion of investible funds held by such institutions as of December 31, 2025, down versus $649 billion at the end of 2024, but up substantially compared with $328 billion at year-end 2015. These figures exclude the significant amount of real estate assets already invested or held by other types of investors and owners, such as publicly traded REITs, non-traded REITs, and open-ended core property funds. According to the most recent data from MSCI, total global funds under management by real estate-focused institutional investors was $12.5 trillion in 2024.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. As of the most recently available data from the MBA, there is approximately $5.0 trillion in U.S. commercial and multifamily mortgage debt outstanding (excluding loans for acquisitions, development, and construction, as well as loans collateralized by owner-occupied commercial properties). Of this amount, approximately $2.1 trillion is expected to mature between 2026 and 2028. Refinancing typically makes up a significant portion of overall industry originations. For context, the MBA states that total U.S. commercial and multifamily originations were $891 billion in 2021, $816 billion in 2022, $429 billion in 2023, $498 billion in 2024. Based on the Newmark Research analysis of historical figures from the MBA and MSCI lending data, U.S. industry commercial and multifamily originations were up by 43% in 2025. The MBA’s January 2026 forecast projected U.S. originations would increase by 27% in 2026. We anticipate a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and origination businesses, but also through the kinds of more complex and sophisticated restructurings, loan sales, and recapitalizations in which Newmark specializes. Our capital markets clients have sought, and we believe will continue to seek, our counsel with respect to addressing their related investing and financing needs. We expect our professionals to not only provide our clients with innovative capital markets solutions, but to offer integrated services from our experts across leasing, V&A, property management, servicing, and other areas of Newmark. By using a collaborative and multidisciplinary approach, we can provide our clients with extensive industry and product expertise along regional, national, and increasingly global reach across a wide variety of property types.

Expected Stabilization of Interest Rates. Steady interest rate environments typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus expected asset yields. Demand also depends on credit accessibility and general macroeconomic trends. As interest rates continue to stabilize, we expect this to underpin demand for our origination, investment sales, and mortgage brokerage businesses.

Favorable Multifamily Demographics Driving Growth in Multifamily Originations and Sales. Increasing sales prices for single-family homes and condominiums relative to wages, the rise in mortgage rates, relatively low home construction rates over the past decade, an aging population, and immigration (even at a reduced rate) to the United States are among the factors increasing demand for new apartment living in the U.S., as well as for single-family rental housing. We expect these factors to support continued growth for our multifamily capital markets business, which provides integrated investment sales, mortgage brokerage, GSE/FHA lending, and loan servicing capabilities. We believe that the combination of these businesses has provided and will continue to have a multiplier effect that drives growth across the Company.

Trend Toward Outsourcing of Commercial Real Estate Services. We estimate that the outsourcing of services related to commercial and multifamily real estate has reduced costs for owners, investors, lenders, and tenants, which has increased their profitability and spurred additional demand for property. We believe that our more than $400 billion global TAM includes a large percentage of existing and potential clients that could outsource their functions related to commercial real estate. Owners, investors, lenders, and tenants are focused on consistency in service delivery and centralization of the real estate-related functions and/or procurement to maximize cost savings and efficiencies. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost savings. We expect many of our Management Services businesses to benefit from the continued growth of outsourcing. We believe that our outsourcing, consulting, and technology offerings allow us to engage further with clients and position us for opportunities to provide additional services to fulfill their needs.

See “Business Environment,” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding trends in market demand and competitive conditions, which is incorporated by reference herein.

Our Competitive Strengths

We believe our success has been driven by a unique combination of strategies, including:

Valuable Market Insight. The notional value of Leasing, Investments Sales, mortgage brokerage, debt placement, and GSE/FHA origination or transactions that we facilitated, as well as the estimated value of all properties appraised by our V&A business, was $1.6 trillion in 2025. This provides us with extraordinary and valuable data and insight across the commercial and multifamily real estate markets.

Expertise and Knowledge. Our comprehensive platform and in-depth knowledge of local, national, and global real estate markets, coupled with our strong understanding of commercial real estate as an asset class, ability to adapt to the evolving market and to shifts in the demand for our services, and deep relationships with lenders, occupiers, and owners empower us to supply an array of solutions for our clients.

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

Culture of Ownership. Our broad-based employee ownership, which was collectively 24% of our fully diluted shares as of December 31, 2025, helps to recruit and retain our talent, encourages an ownership mindset and shared long-term vision, and promotes cross-selling in an environment where our professionals work together within and across business lines to productively and creatively solve our clients’ real estate needs. We also believe that this ownership culture serves to align the interests of employees with those of our bondholders and stockholders.

Industry-Leading Revenue per Employee. Newmark’s focus is on higher revenue and higher margin businesses, which we believe helps make our professionals among the most productive among U.S.-listed full-service peers. For example, we believe Newmark’s total average revenue per employee was approximately 75% higher than the average for our U.S.-listed full-service peers in 2025, which is the most recent year for which data is available for all relevant companies.

Full-Service Capabilities. We provide a fully integrated real estate services platform to meet the needs of our clients and seek to provide beginning-to-end services when relevant. We lead with Capital Markets, where we aim to build the number one platform in the U.S., while expanding our investment sales and mortgage brokerage and debt placement businesses internationally. We expect this to have a continued multiplier effect on many of our other investor- and owner-focused revenue streams across the Company, including in GSE/FHA origination and loan servicing, V&A, property management, our underwriting, asset management, and servicing platform, and agency leasing. We expect this virtuous circle to continue to drive our growth over time. We are also actively cross-selling our occupier-focused services, which are described above. Today’s clients are focused on consistency of service delivery and centralization of the real estate function and procurement, resulting in savings and efficiencies, and allowing them to focus on their core competencies. Our existing and targeted clients increasingly award business to full-service commercial real estate services firms, a trend which we believe benefits our business over many of our competitors. Additionally, our capabilities afford us an advantage when competing for business from clients who are outsourcing real estate services for the first time, as well as clients seeking best in class data, industry knowledge, and technology solutions. We believe our comprehensive and collaborative approach to commercial real estate services has allowed our revenue sources to become well-diversified across services and key markets throughout the U.S., U.K., and increasingly, other global locations.

Opportunity to Grow Domestic and Global Footprint. In 2025, approximately 13% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors generated approximately 31% to 48% of their revenues outside the U.S. for the most recent fiscal years reported. We believe that our successful history of acquiring approximately 60 companies since 2011 and making profitable hires across our business lines and existing geographies demonstrates our ability to continue to grow substantially around the globe.

Strong and Diversified Client Relationships. We have long-standing relationships with many of the world’s largest commercial property owners, real estate developers and investors, and Fortune 500 and Forbes Global 2000 companies. We can provide beginning-to-end solutions for our clients through our Management Services offerings. This allows us to generate more recurring and predictable revenues. We often have multi-year contracts to provide such services, including repeatable transaction-related work, outsourced services, and consulting. We provide real estate lenders, investors and owners with solutions including property management and agency leasing representation during their ownership and assist them with maximizing their return on real estate investments through investment sales, debt and equity financing, GSE/FHA lending, V&A, managed services, and real estate technology solutions. We believe that the many touch points we have with our clients give us a competitive advantage in client-specific and overall industry knowledge, and that this has a multiplier effect that drives growth across the Company.

Strong Financial Position to Support High Growth. We generate significant earnings and have a long-term track record of generating strong and consistent cash flow. We had $229.1 million of cash and cash equivalents and $525.0 million undrawn and available under our revolving Credit Facility as of December 31, 2025. We expect to use our strong financial position and cash flow generation to fuel our future growth.

Strong and Experienced Management Team. Our management team possesses deep leadership experience and subject matter expertise, benefiting both us and our clients. Our executive officers comprise a set of individuals with an average of more than 30 years of industry expertise and a wide range of backgrounds and experiences. Additionally, our geographic and business line leadership teams also average more than 30 years of industry experience. Together, these leadership teams represent our flat leadership structure and robust capabilities in both corporate strategy and production expertise.

Technology and Data Analytics

At Newmark, we believe that real estate decisions should be made with speed and precision, powered by timely, data‑driven insight. Our objective is to equip our professionals and clients with clear and actionable intelligence that scales across service lines and geographies, enabling better execution, improved risk management, and measurable productivity gains. We aim to provide our employees and customers with foundational capabilities, including standardized workflows, deal management and CRM tools, self‑service dashboards, automation of key functions, and AI‑assisted efficiencies. We design these capabilities to reduce cycle times, improve data quality, and streamline execution. We strive to build on this foundation by emphasizing relevant and differentiated information, deep insights, and scalability across our service lines.

Centralized Leasing Portal. Workframe is our centralized, client‑facing leasing portal designed to unify client and broker interactions, portfolio visibility, and deal pipeline tracking. It incorporates AI‑assisted document review and digital materials to help clients and teams move from exploration to decision making more efficiently. For our professionals, we designed Workframe to reduce administrative effort and provide a consolidated, real‑time view of deals, revenue, and client activity through intuitive dashboards that identify and prioritize high‑value opportunities, data‑driven decisions, more accurate forecasting, and strategic planning. For our clients, we built Workframe with interactive dashboards to provide portfolio‑level visibility across the entire deal management process that are meant to support strategic decision‑making, critical date tracking, and workplace analytics to optimize space utilization.

Integrated Capital Markets Platform. We designed our capital markets technology solutions to equip Newmark’s professionals with visibility into investor, lender, and seller activity, which should support pricing strategy, lender selection, and transaction execution. Our end-to-end loan lifecycle digitization is meant to connect pre-screeners, processors, business support, closers, underwriters, traders, and servicing on one platform, with standardized workflows and system integrations that reduce redundancy, improve accuracy, and shorten cycle times. Capabilities include AI-assisted document intake, a digital borrower portal, firmwide entity mastering, and data governance across underwriting and servicing. Together with standardized workflows and system integrations, these capabilities are designed to improve data quality, scalability, and operational efficiency. Our internal deal management and CRM solution is intended to support the deal process from lead generation to closing, capture critical interactions along the way, and enable revenue conversion opportunities through integrated transaction management. The platform includes a secure investor portal, targeting and recommendation capabilities, and an integrated marketing platform meant to seek wholistic efficiency and visibility.

Property Intelligence. We created Newmark Analytics to provide lease pricing by standardizing inputs and delivering consistent, transparent estimates. These outputs are meant to support price-informed, quantifiable, and defensible asset decisions across the lifecycle, from asset level capital planning to portfolio-level decisions. We deliver Geospatial AI-enabled analytics that combine geographic and network analysis with a multivariate view of key client indicators with the goal of guiding clients to the right locations faster and with greater confidence. Results are delivered through interactive maps and dashboards, ranked location shortlists, network outputs, and executive-ready reports and data.

Other CRE Services. In Valuation & Advisory, our digital tools leverage extensive transaction and operating data to help reduce appraisal cycle time and enhance report consistency. Newmark’s V&A digital solutions used by our professionals contain extensive repositories of sales data, comparable leases, and building operating expenses. Use of such datasets is intended to reduce appraisal modeling time while improving report accuracy. Our digital property management solutions are designed to offer centralized platforms that provide visibility into pipelines, service agreements, and vendor activity, along with automation that supports efficient execution.

Industry Recognition

Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources, and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. See for example these recent accolades (which unless otherwise stated, they recognize our U.S. business):

•#1 Top Mortgage Banking & Brokerage Firms, Commercial Property Executive & Multi-Housing News, 2025;
•#1 Top Office Brokers, Real Estate Alert, 2025;
•#1 Top Commercial Real Estate Finance Firms, Commercial Property Executive, 2026;
•#1 Top Multifamily Finance Firm, Multi-Housing News, 2026
•#1 Subsector Breakout for Brokers of Multifamily Properties – Senior Living, Real Estate Alert, 2025
•#1 Subsector Breakout for Brokers of Multifamily Properties – Student Housing, Real Estate Alert, 2025
•#1 Top Manufactured Housing Communities Lender, Freddie Mac, 2025;
•#2 Office Brokers, MSCI, 2025;
•#2 Top Sales Firms, Commercial Property Executive, 2024;
•#2 Top Multifamily Brokerage Firms, Multi-Housing News, 2024;
•#3 Top Brokers by Investment Volume, MSCI, 2025;
•#3 Top Overall Brokers, Real Estate Alert, 2025;
•#3 Top Apartment Brokers, MSCI, 2025;
•#3 Top Cross-Border Brokers, MSCI, 2025;
•#3 Top Brokers of Multi-Family Properties, Real Estate Alert, 2025;
•#4 Top Leasing Firms, Commercial Property Executive, 2024;
•#4 Top Targeted Affordable Housing Lender, Freddie Mac, 2025
•#5 Top Overall DUS® Producers, Fannie Mae, 2025;
•#5 Top Overall Optigo® Lender, Freddie Mac, 2025
•#5 Top Conventional Lender, Freddie Mac, 2024;
•Ranked among The Global Outsourcing 100® by the International Association of Outsourcing Professionals, 2025, or for the 17th consecutive year;
•Named North America’s Best Real Estate Adviser, Euromoney, 2025
•Named among GlobeSt’s. ‘Best Places to Work’, 2024.
•IR Impact Awards - Three U.S. 2026 nominations, including for Best In Sector (Real Estate) and Best Overall Investor Relations (Mid-Cap).

Clients

Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders, small and medium size businesses, as well as multinational corporations and some of the largest institutional owners of real estate in the world. Our clients are active in numerous markets and across multiple property types, including office, retail, industrial, multifamily, student housing, hotel/lodging, data centers, healthcare, self-storage, land, condominium conversions, subdivisions and special uses. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities, as well as public and private companies.

Sales and Marketing

We seek to strengthen our market position and highlight our expansive platform through a cohesive, data-driven marketing strategy designed to support the full sales funnel. This modern approach is meant to integrate robust global brand positioning with specialized local market expertise to drive meaningful engagement and business growth. By leveraging targeted efforts across corporate marketing, product innovation, and sales enablement, we expect to deliver a unified client experience that we believe clearly differentiates our firm globally, as described below.

Global Brand and Corporate Marketing. The goals of our Global Brand and Corporate Marketing teams include driving the Company’s strategic positioning and support the full sales process through integrated, data-driven initiatives. We seek to execute comprehensive global campaigns, high-impact media relations, and premium thought leadership programs to elevate our brand visibility and clearly differentiate Newmark in the marketplace. By leveraging targeted advertising, industry sponsorships, and sophisticated social media strategies, we aim to deliver a cohesive brand voice that resonates with key stakeholders. These efforts are designed to not only build widespread awareness but also generate demand, reinforcing our reputation for excellence and directly contributing to business growth.

Product and Growth Marketing. Our Product and Growth Marketing teams focus on accelerating client engagement and business expansion locally, regionally, nationally, and globally, through innovation and precise targeting. We aim to develop and market purpose-built solutions that integrate data, technology, and creative vision to solve complex real estate challenges and to better enable Newmark to outperform the market. By seeking to employ advanced demand generation strategies and to leverage deep market intelligence, we identify high-value opportunities and tailor our offerings to specific client needs across the sales lifecycle. We believe that this client-centric approach ensures we not only capture market share but also drive sustained growth by delivering measurable value and superior outcomes for investors, occupiers, and other clients.

Sales Enablement. We believe that our Sales Enablement function empowers our revenue-generating professionals with the strategic infrastructure and insights required to navigate the full sales lifecycle with confidence. We aim to provide a robust ecosystem of proprietary research, customizable marketing assets, and advanced technology platforms designed to streamline the deal process and enhance client advisory. By aligning these resources directly with business objectives, we believe that our teams are equipped to deliver innovative and bespoke solutions that accelerate excellence for our clients and drive efficient conversion at every stage of the sales process.

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

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property, project and facilities management, agency and tenant representation leasing, property sales, commercial and multifamily appraisal, capital markets solutions, GSE/FHA lending and loan servicing, limited servicing and asset management, and special servicing, as well as consulting and outsourced solutions for real estate investors and lenders. Each business discipline is highly competitive on a local, regional, national, and global level. We also compete with other large multinational firms that have similar or overlapping service competencies to ours, including CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield PLC, Jones Lang LaSalle Incorporated, and Savills plc. In addition, more specialized large firms like Berkadia Proprietary Holding LLC, Eastdil Secured LLC, Knight Frank LLP, NAI Global, Marcus & Millichap Inc., SitusAMC Group Holdings, LP, Trimont LLC, and Walker & Dunlop, Inc. compete with us in certain service lines or property types. Depending on the geography, property type or service, we may compete with other commercial real estate service providers, including outsourcing companies such as ISS A/S and ABM Industries. We may also compete with firms that provide flexible office-space solutions, such as International Workplace Group PLC and WeWork Companies LLC. From time to time, we also compete with in-house corporate real estate departments, institutional lenders, insurance companies, investment banking firms, and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis.

Seasonality

Due to the strong desire of many market participants to close real estate transactions prior to the end of a typical calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. This is particularly true for the industry across leasing, capital markets, and V&A. For the five years from 2021 through 2025, we generated an average of approximately 21% of our revenues in the first quarter and 30% of our revenues in the fourth quarter.

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

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2025, Newmark met all capital requirements. As of December 31, 2025, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $386.7 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2025, Newmark met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Furthermore, we act as Master servicer on a CMBS securitization where we are required to advance Property Protective Advances (PPAs), with reimbursement generally within 120 days. As of December 31, 2025 and 2024, outstanding borrower advances were approximately $5.8 million and $0.5 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

In order to continue our business in our current structure, we and Newmark Holdings must not be deemed investment companies under the Investment Company Act. We intend to take all legally permissible action to provide that such entities are not subject to such Act. For additional information, see “Risks Related to Our Corporate and Partnership and Equity Structure—If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects” included in Part I, Item 1A, Risk Factors.

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

Workforce. As of December 31, 2025, we had over 8,800 employees in approximately 140 offices in 120 cities. The expenses of approximately 1,300 of those employees are partially or fully reimbursed by clients, mainly in our property management and OS businesses. In addition, and as of this same date, Newmark has licensed its name to certain independently owned commercial real estate providers we consider business partners, with more than 475 employees of such business partners operating in various locations where Newmark does not operate. As of December 31, 2025, Newmark and our business partners together operated from approximately 175 offices with over 9,300 professionals across four continents.

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

Our non-U.S. headcount has grown in recent years, including for our India offshoring operations, the hiring of new international professionals across various service lines, and recent acquisitions. We expect our international headcount to increase as we continue to expand our global operations.

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

Our human capital measures and objectives include those related to employee headcount. During 2025, we saw a decrease in voluntary turnover year-on-year in all parts of the organization. Our retention rate for our managers, brokers, salespeople, and other revenue-generating personnel improved measurably compared with 2024, reflecting industry trends and the strong retention incentives for our talent.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. In 2025, we continued to expand our presence in the U.K. as well as in continental Europe and Asia, including launching new businesses in locations including India and South Korea. From a human capital perspective, we have made some key management hires in 2025 and expect them to be continued areas of growth in the future.

From time to time, we engage in cost-savings initiatives, including reducing the number of employees to improve margins. We are also focused on driving margin expansion through the use of technology to improve our workforce’s productivity and rationalizing our cost structure to drive increased efficiencies and through the use of nearshoring and offshoring where appropriate. As an example of the latter, our India offshoring and outsourcing operations consisted of over 1,900 employees as of December 31, 2025, compared with approximately 1,200 a year earlier.

Human Capital and Social Policies and Practices. We are committed to our people, our stockholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and learning and development. We are also committed to equal employment opportunity, and other policies and practices designed to fulfill our commitment to social and human capital development.

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

Safe and Healthy Work Environment. We recognize that the health and well-being of our employees is fundamentally linked to the success of our organization. We have implemented significant measures to create a safe work environment. In addition to ensuring our offices meet applicable state and local regulatory standards, Newmark maintains a comprehensive Health and Safety Manual that guides our policies and procedures in compliance with federal standards enforced by the Occupational Safety and Health Administration. Our employees receive safety awareness training via Newmark’s online safety training platform, providing access to over 1,000 courses across three safety catalogs. We are committed to a culture that is built around the evolving needs of our talented workforce, promoting safety, empowerment, and flexibility. As part of this commitment, we proudly offer a comprehensive benefits package crafted to enhance our culture and support the success of our employees, both at work and home. To facilitate the retention of our employees, we also provide additional benefits, including a 401(k) match.

Performance-Based and Highly Retentive Compensation Structure. Virtually all of our key executives and producers have equity or partnership stakes in the Company and/or its subsidiaries. Generally, they receive deferred equity, limited partnership units or RSUs as part of their compensation. As of December 31, 2025, our employees and independent contractors, partners, executive officers and directors owned approximately 24% of our equity on a fully diluted basis. We issue limited partnership units and other forms of equity-based compensation, such as RSUs, which:

•Provide liquidity to our partners and employees over time;
•Align the interests of our partners and employees and management with those of common stockholders;
•Help motivate and retain key partners and employees; and
•Encourage a collaborative culture that drives cross-selling and growth.

The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years for compliance with partner obligations. This compensation structure has proven to be highly retentive, and between 2021 and 2025, we have retained approximately 93% of our top-performing producers.

From time to time, we may enter into various agreements with certain of our employees and brokers whereby these individuals may receive loans or bonus or salary advances under terms outlined in the underlying agreements. We believe these advances and loans provide incentives and promote entrepreneurship, retention and long-term engagement.

Compensation Recovery/Clawback Policy. The Company has adopted a Clawback Policy for its executive officers. The policy applies to compensation received by the company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information (“Incentive-Based Compensation”). The policy provides for the recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or purely based on subjective goals or goals unrelated to financial reporting measures.

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

Employee Engagement, Communication, Career Management and Training and Development. We invest in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. We require mandatory annual training in workplace respect and inclusion on various topics including, anti-money laundering, and anti-crime, global sanctions, ethics, cybersecurity and anti-harassment and anti-discrimination. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as tuition reimbursement programs to eligible employees.

We provide virtual and in-person leadership training to managers on topics, including management effectiveness, communication skills, interview skills, writing and delivering effective performance evaluations, and other topics. This training is supplemented by a comprehensive library of on-line courses that managers and employees may access. Finally, our individual business lines offer ongoing learning and development opportunities tied to deepening the subject matter expertise of their professionals.

Our success depends on employees understanding how their work and engagement contribute to our strategy, culture, values and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, and our social outings and events.

Succession Planning and Retention. In accordance with our Corporate Governance Guidelines and the Compensation Committee Charter, the Board of Directors and the Committee regularly discuss leadership development and succession, operational strategy, and organizational design with our Chief Executive Officer and other executive officers, as well as outside advisors when appropriate. The goal is to promote leadership continuity and provide orderly successions, both planned and unplanned, including in connection with the expiration or termination of existing employment arrangements with key personnel. The Board also reviews short-term succession plans to deliver continuity of leadership in the event that certain senior executive officers become temporarily unable to fulfill their duties.

In July 2025, following discussions with our Chief Executive Officer, Mr. Gosin, the Board retained a leadership advisory firm to assist with long-term succession planning. The Board determined that engaging external advisors at this stage represented a prudent and forward-looking step. The Board, in conjunction with Mr. Gosin, is now assessing long-term leadership options and advancing its succession planning efforts for the Company’s most senior executives, including the Chief Executive Officer. Mr. Gosin remains under an employment agreement covering 2026 that automatically renews each year unless either party provides notice of non-renewal or the term is otherwise extended by mutual agreement.

As part of this process, the Board periodically reviews the pipeline for critical roles. The Board considers, among other things, succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our personnel who also provide services to Cantor, BGC, their respective subsidiaries or other ventures and investments sponsored by Cantor. Our Board also discusses the engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines, and initiatives to support the hiring, promotion and retention of leaders required for the changing business landscape and leading future business lines. Such individuals could include internal and external candidates, and the Board may retain additional third-party consultants to assist with succession planning, talent identification, operational strategy and organizational matters.

Our succession discussions were particularly relevant in 2024, as in November 2024, Mr. Howard Lutnick was nominated as the 41st U.S. Secretary of Commerce. Mr. Howard Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all of his positions with Newmark and as Chairman of the Board. Our Board elected Mr. Kyle Lutnick and Mr. Merkel to join our Board of Directors and Mr. Merkel to serve as Chairman of the Board. Our Board has appointed Mr. Barry M. Gosin as Principal Executive Officer of the Company and as Chairman of Newmark & Co., following Mr. Howard Lutnick’s departure. On April 7, 2025, the Board appointed Luis Alvarado to serve as our Chief Operating Officer as part of our leadership development initiatives. See “— 2025 Board of Directors and Executive Officers Changes” and “Risk Factors— Risks Related to Our Key Personnel and Employee Turnover.”

Corporate Responsibility and Sustainability. We believe our business-focused Corporate Responsibility, governance, and environmental and sustainability-related policies and practices support our efforts to be an exemplary corporate citizen and creates sustainable long-term value for Newmark, our stockholders, our clients, employees, and other stakeholders. As Newmark continues to expand globally, we expect that our Corporate Responsibility programs will add value and enhance the sustainable business solutions we offer our clients and positively impact the communities in which we and our clients operate.

Our Board-level Corporate Responsibility Committee provides oversight with respect to our Corporate Responsibility policies and practices. The Corporate Responsibility Committee charter may be found on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Corporate Responsibility Committee Charter.” With the Board’s and the Corporate Responsibility Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term value for our investors and others.

Newmark supports sustainable business practices and is focused on taking the steps necessary to continue developing our sustainability program internally and further develop the sustainability-related services we offer our clients. We retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established a Corporate Responsibility Executive Committee, comprised of key Company executives and other senior leaders, to provide direction for Newmark’s Corporate Responsibility, governance and sustainability progress and initiatives. Their results include:

•The publication of our first Corporate Responsibility Report in 2023 and anticipated publication of our 2024 report;
•Prioritization of industry-relevant Corporate Responsibility topics to guide our actions, informed by management, market, employee and investor interests and Corporate Responsibility standards;
•Engagement on Corporate Responsibility topics to meet business and client objectives; and
•Recognition as a Green Lease Leader from the Department of Energy and Institute for Market Transformation for sustainability, as well as green lease guidance used internally and shared with clients.

Our Environmental Focus, Workplace Strategies and Sustainable Business Practices. We are focused on the environment and recognize the importance of treating our natural resources with respect so that they are available to future generations. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at a potentially unsustainable rate. As one of the largest global commercial real estate service providers, we believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. Newmark has a public-facing Environmental Policy that highlights our strategies toward reducing resource consumption, assessing performance through utility data collection and upholding stakeholder interests around environmental performance. We understand that sustainable buildings provide a better work environment, lower costs, increase building efficiency, and reduce the environmental impact of building operations, and recognize that this requires continuous improvement in our own spaces and increasingly sophisticated support for our clients.

As a responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices and, in our OS business and property management businesses, recommend strategies to clients to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset. Newmark’s property, facilities and energy/sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

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

Further information on our policy can be found on our website at www.nmrk.com/corporateresponsibility/environmental-initiatives under the heading “Environmental Policy.”

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

For more information about our policies and these initiatives and services provided to clients and within our own facilities as they evolve, please refer to our website at www.nmrk.com/corporate-responsibility.

Newmark annually publishes further details on our policies and programs in a Corporate Responsibility Report including employee resources, learning and development programs and supplier and vendor practices. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Policy Statement on Hedging information about our charitable initiatives and other sustainability and Corporate Responsibility policies and practices on our website. The information contained in such report and on, or accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure

Dual Class Equity Structure of Newmark Group, Inc. We have a dual class equity structure, consisting of shares of Newmark Class A common stock and Newmark Class B common stock. We expect to retain and have no plans to change our dual class structure.

Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2025, there were 246,782,485 shares of Newmark Class A common stock issued and 160,656,704 shares outstanding. As of December 31, 2025, Cantor and CFGM held 1,025,612 shares of Newmark Class A common stock, representing approximately 0.3% of our total voting power. See “—Partnership Exchange Rights into Newmark Class A and Class B Common Stock,” below, for a discussion of developments after December 31, 2025.

Newmark Class B common stock. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of December 31, 2025, Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 57.0% of our total voting power.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) had converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock as of December 31, 2025, they would have collectively held 12.3% of the voting power in Newmark and the other stockholders of Newmark would have held 87.7% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if as of December 31, 2025 (1) Cantor, CFGM and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) continued to hold shares of Newmark Class B common stock and (2) Cantor exchanged all of the 20,383,335 Newmark Holdings exchangeable limited partnership units then held by Cantor for shares of Newmark Class B common stock, Cantor, CFGM, and Mr. Brandon Lutnick would have held 72.4% of the voting power in Newmark, and the stockholders of Newmark other than Cantor, CFGM, and Mr. Brandon Lutnick would have held 27.6% of the voting power in Newmark.

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2025, we directly held Newmark OpCo limited partnership interests consisting of approximately 185,608,280 units, representing approximately 73.6% of the outstanding Newmark OpCo limited partnership interests.

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

As of December 31, 2025, 1,654,425 founding/working partner interests were outstanding. These founding/working partner interests were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/

working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

We also provide exchangeability for partnership units into Newmark Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2025, 66,578,662 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and Newmark Class A or Class B common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2025, the exchange ratio was 0.9264.

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

On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current Exchange Ratio of 0.9279, for 7,221,277 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and then immediately delivered those 7,221,277 shares of Class A Common Stock to those certain current and former Cantor partners in satisfaction of all its remaining distribution rights obligations to them. After this event, Cantor held 19,787,703 limited partnership interests, 69,469,567 limited partnership units were outstanding, and 159,223,231 shares of Class A common stock were outstanding. This issuance did not change the fully diluted number of shares outstanding.

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

On November 18, 2025, Cantor purchased from Newmark Holdings an aggregate of (i) 524,108 exchangeable limited partnership interests for aggregate consideration of $1,909,908 as a result of the redemption of 524,108 Founding Partner interests, and (ii) 71,524 exchangeable limited partnership interests for aggregate consideration of $302,750 as a result of the exchange of 71,524 Founding Partner interests.

Allocation of Profits and Losses. The profit and loss of Newmark OpCo are allocated to Newmark Holdings and Newmark Group based on the total number of Newmark OpCo units held by each of those entries outstanding.

2025 Howard W. Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement

As previously disclosed, effective February 18, 2025, in connection with his confirmation as the U.S. Secretary of Commerce, Mr. Howard Lutnick, our former Chairman of the Board and Executive Chairman, stepped down from his positions with the Company, Cantor and CFGM (which is the managing general partner of Cantor), and Mr. Brandon Lutnick was appointed as Chief Executive Officer and Chairman of Cantor and Chief Executive Officer of CFGM, and Mr. Kyle Lutnick was appointed as Executive Vice Chairman of Cantor and President of CFGM. Also in connection with his confirmation, Mr. Howard Lutnick agreed to divest his interests in the Cantor, CFGM, and the Company, among other entities, to comply with U.S. government ethics rules.

In addition to various stock repurchases completed in May 2025, pursuant to this divestiture agreement, on October 6, 2025, Mr. Howard Lutnick:

•In his capacity as trustee of a trust, consummated the sale to certain trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of all of the voting shares of CFGM; and
•In his capacity as trustee of certain trusts, consummated the sale to certain other trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of certain interests, including those in Tangible Benefits and KBCR, which collectively hold 2.1 million shares of Newmark Class A common stock.

Voting and Transfer Agreement

On May 16, 2025, Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey J. Lutnick, and Mr. Ryan G. Lutnick, each in their capacity as trustees of certain trusts (including the Purchaser Trusts), and certain other entities entered into the Lutnick Family Voting Agreement relating to the Lutnick Family Voting Agreement Securities. On October 6, 2025, the governance, voting and transfer provisions of the Lutnick Family Voting Agreement became effective.

Pursuant to the trust documentation of the Purchaser Trusts, each of Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey Lutnick and Mr. Ryan Lutnick is an investment trustee of such trusts, and Mr. Brandon Lutnick is the Controlling Investment Trustee, which means that if there is any disagreement among the investment trustees, the decision of Mr. Brandon Lutnick will control if he is then acting as an investment trustee. Any such decisions, however, shall be subject to the terms of the Lutnick Family Voting Agreement.

The Lutnick Family Voting Agreement provides that, with respect to the election or removal of directors of the Company, (i) if there is a Controlling Investment Trustee, each of the parties shall vote (or cause the voting of) the Lutnick Family Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by the Controlling Investment Trustee (which is currently Mr. Brandon Lutnick) after consultation with each of the Family Branch representatives); and (ii) if there is not a Controlling Investment Trustee, the parties shall vote (or cause the voting of) the Lutnick Family Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by a Majority of the Family Branches.

The Lutnick Family Voting Agreement further provides that, with respect to the following matters for which a vote of securities of the Company is sought, each of the parties to the Lutnick Family Voting Agreement shall vote the Lutnick Family Voting Agreement Securities over which it has the direct or indirect power to vote as directed by a Majority of the Family Branches:

•Any merger or consolidation transaction or sale, lease or exchange of all, or substantially all, of the assets of the Company, or any transaction or series of related transactions pursuant to which shares of the Company are transferred such that more than 50% of the voting power of the equity securities of the Company are transferred;

•Entry by the Company or any of its subsidiaries into any transaction or series of related transactions with a member of any Family Branch (other than with respect to election or removal of directors of the Company);

•The authorization or issuance of any equity securities by the Company (other than pursuant to an incentive compensation plan); and

•The amendment, restatement, modification or supplement of any organizational document of the Company or its subsidiaries in a manner that would reasonably be expected to impair, interfere with or delay the exercise of the rights set forth with respect to these bulleted items.

The Lutnick Family Voting Agreement also prohibits the transfer of the Lutnick Family Voting Agreement Securities without the consent of a Majority of the Family Branches, subject to certain limited exceptions.

Voting Power Following Closing of Divestiture Transactions

Following the closing of the transactions above, Mr. Howard Lutnick no longer had voting or dispositive power over any of our securities. As of the date of this Annual Report on Form 10-K, Mr. Brandon Lutnick beneficially owned 4,391,380 shares of our Class A common stock and 21,285,533 shares of our Class B common stock, collectively representing 57.8% of the total voting power of our outstanding common stock.

Ownership Structure. The following diagram illustrates the ownership structure of Newmark as of December 31, 2025. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2025

Cantor (2)
57.3% of voting power
17.1% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc. (3)
40.5% of voting power
61.3% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
2.2% of voting power
3.3% of indirect economic interest in Newmark OpCo
Non-Voting Limited Partnership Interests (30.6% of economics of Newmark Holdings)
8.1% indirect economic interest in Newmark OpCo
0.6% Class A common stock (0.6% of economics and 0.3% of voting power)
100% Class B common stock (11.7% of economics and 57.0% of voting power)
9.0% indirect economic interest in Newmark OpCo
94.3% Class A common stock (83.2% of economics and 40.5% of voting power)
61.3% indirect economic interest in Newmark OpCo
5.1% Class A common stock (4.5% of economics and 2.2% of voting power)
3.3% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
18.3% of indirect economic interest in Newmark OpCo
General Partner interests (controlling interest)
Special Voting Limited Partnership interests
Non-Voting Limited Partnership interests (69.4% of economics of Newmark Holdings)
18.3% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
Non-Voting Limited Partnership interests (73.6% of economics of Newmark OpCo)
General Partner interests (controlling interest)
Special Voting Limited Partnership interests
Limited Partnership interests (26.4% of economics of Newmark OpCo)
Newmark Partners, L.P. ("Newmark OpCo")
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 11.5% of the economics and 56.0% of the voting power in Newmark Group, Inc. CFGM has 0.2% of the economics and 1.2% of the voting power in Newmark Group, Inc.

The diagram reflects the following activity in Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2025 through December 31, 2025: (a) an aggregate of 11,586,455 limited partnership units granted by Newmark Holdings; (b) 10,973,933 shares of Newmark Class A common stock repurchased by us; (c) 168,435 shares of Newmark Class A common stock forfeited; (d) 3,536,482 shares of Newmark Class A common stock issued for RSUs; (e) 393,706 shares of Newmark Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 16,925,198 of such shares remaining available for issuance by us under such Registration Statement; (f) 1,899,479 terminated limited partnership units; and (g) the above-mentioned 7,782,387 exchangeable limited partnership interests exchanged for 7,221,277 shares of Newmark Class A common stock.

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

General economic conditions and declines in the demand for commercial real estate brokerage and the services we provide in several markets or in significant markets have historically led to, and in the future could lead to, material adverse effects on our business, financial condition, results of operations, cash flows and prospects, including:

•a general decline in the acquisition and disposition of commercial real estate has in the past led to, and in the future could lead to, a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for such transactions;
•a general decline in the value and performance of commercial real estate and in rental rates has led to, and in the future could lead to, a reduction in management and leasing commissions and fees. Additionally, such declines have led to, and in the future could lead to, a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties for which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management;
•cyclicality in the commercial real estate markets may lead to volatility in our earnings, as the commercial real estate business can be highly sensitive to market perception of the economy generally and our industry specifically. Certain real estate markets are also thought to “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the commercial real estate markets;
•changes to the utilization of many types of commercial real estate, including the adoption of hybrid and remote work schemes, shifts in demand across geographical areas or from urban to suburban or rural sites, and changes in environmental regulations and costs associated with renovations and new builds each has led to, and in the future could lead to, reduced demand in areas in which we provide services, such as for owners and occupiers of Class B and Class C office space;
•political opposition at the local level to new construction of certain property types, including apartments, warehouses, and data centers, including with respect to environmental impacts, increased automobile traffic, and energy and water usage, which may result in restrictive government zoning and other regulations, increased demand for environment studies, or otherwise delay or reduce make future construction. This could in turn reduce our ability to generate fees on behalf of clients owning and occupying such property types.
•in weaker economic environments, income-producing multifamily real estate may experience higher property vacancies, lower investor and tenant demand and reduced values. In such environments, we have in the past experienced, and in the future we could experience lower transaction volumes and transaction sizes as well as fewer loan originations with lower relative principal amounts, as well as potential credit losses arising from risk-sharing arrangements with respect to certain GSE and FHA loans;
•periods of economic weakness or recession, volatile interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, political uncertainty or the public perception that any of these events may occur, have in prior periods negatively affected, and may in the future negatively affect, the performance of our business lines;
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
•disagreement over the federal budget, which has caused or may cause the U.S. federal government to shut down for periods of time in recent years, including a shutdown that began October 1, 2025 and continued for six weeks, making it the longest federal government shutdown in U.S. history, and there have recently been initiatives to reduce federal spending. Federal government entities, such as HUD, that rely on funding from the federal government could be adversely affected in the event of a government shutdown or reduction in funding, which could have an adverse effect on our business and our results of operations; and
•business continuity, physical security and disaster risk, including climate‑related physical risks such as extreme weather, floods, wildfires, heatwaves, power grid instability or other physical events affecting trading, staff commuting and insurance costs.

Actions taken by central banks in major global economies, including with regards to interest rates, may have a material negative impact on our businesses.

In 2024 and 2025, the Federal Reserve in the U.S. and certain other central banks in our key markets lowered short-term interest rates. While these central banks have not indicated the degree to which it will continue to lower interest rates or take other actions in 2026, they have generally stated that they continue to view inflation in the U.S., UK, and E.U. as above their long-term target rates, which could lead the Federal Reserve and other central banks to hold interest rates steady or increase interest rates. The markets in which we operate may experience reduced volumes and negative conditions should interest rates increase or if interest rate volatility increases, . In such cases it may take longer than anticipated for interest rates to stabilize and/or decline. Volatile changes in interest rates or other government actions taken by central banks could also result in recessionary pressures in many parts of the world, which may materially affect our business, financial condition, results of operations and prospects.

Higher interest rates may also cause commercial and multifamily capitalization rates to increase and property valuations to decline. This may reduce property owners’ equity and the amount of financing available to them. These factors, combined with record loan maturities in the near future, may cause significant distress for our owner and investor clients as they seek to refinance their debt or service their existing mortgages, in turn impacting our fees and business with them. Although we believe we may earn fees from increased sales of distressed properties or loans on such properties, and Newmark may be retained to manage properties acquired under distress, there can be no assurance that these incremental fees, if any, will offset any declines in other parts of our business as a result of higher interest rates, which in turn could materially adversely affect our business, financial condition, results of operations and prospects.

Downgrades of sovereign credit ratings, sovereign debt crises, or a decrease in the integrity of capital markets may have material adverse effects on the financial and commercial real estate markets and general economic conditions, as well as our businesses, financial condition, cash flows, results of operations and prospects.

In 2025, the U.S. credit rating was downgraded by Moody’s Ratings due to concerns over rising national debt, political polarization leading to fiscal instability, and increased interest costs, among other reasons. Any further downgrades of the U.S. sovereign credit rating by one or more major credit rating agencies could have material adverse effects on the financial and commercial real estate markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our businesses, financial condition, cash flows, results of operations and prospects. The ultimate impacts of any negative credit rating actions with respect to U.S. government obligations on global financial markets and our businesses, financial condition, cash flows, results of operations and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global financial markets from sovereign debt matters with respect to the U.K., the EU and/or its member states, Japan, China or other major economies could adversely affect our businesses, financial condition, cash flows, results of operations and prospects. Concerns about the sovereign debt of certain major economies have in the past caused, and may in the future lead to uncertainty and disruption for financial markets globally. Any downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our businesses, financial condition, results of operations and prospects.

Risks Related to Concentration of our Business

Our business is generally geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our current business operations are primarily located in the United States, with other business operations in the U.K., Latin America, Canada, the EU and Asia. Although we continue to expand our international businesses, we derived the large majority of our total revenues on a consolidated basis for the year ended December 31, 2025 from our operations in the United States, which leaves us particularly exposed to adverse competitive changes, economic downturns and changes in regulatory or political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

Concentration of business with particular institutional owners and corporate clients can increase risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified for the year ended December 31, 2025, our top 10 clients, collectively, accounted for approximately 9.1% of our total revenue on a consolidated basis. As we grow our business, relationships with certain institutional owners and corporate clients may increase, and our client portfolio may become increasingly concentrated. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client:

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

We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield Ltd., Savills plc., and Colliers International Group Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC, Walker & Dunlop, Inc., Berkadia Proprietary Holding LLC, Knight Frank LLP, NAI Global, SitusAMC Group Holdings, LP, and Trimont LLC compete with us in certain service lines and/or geographies. Our industry has continued to consolidate, and there is an inherent risk that competitor firms may be more successful than we are at growing through merger and acquisition activity. See the heading “Competition” under Part I, Item 1, Business for more information. In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

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

Risks Related to New Opportunities/Possible Transactions and Hires

We may pursue opportunities including strategic alliances and initiatives, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and other professionals), which could present unforeseen integration obstacles or costs and could fail to achieve anticipated benefits. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.

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
•the expansion of our cybersecurity and AI processes to include new businesses, or the integration of the cybersecurity and AI processes of acquired businesses, including internationally;
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
•potential unfavorable reaction to our strategy by our customers, counterparties, employees and/or investors;
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
•a significant increase in the level of our indebtedness in order to generate cash resources that may be required to effect acquisitions or establish new businesses;
•dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with these activities;
•a reduction of the diversification of our business resulting from any dispositions;
•replacing certain individuals whose services are lost and functions that are sold in dispositions;
•the cost of rebranding and the impact on our brand awareness of dispositions, or the formation of new businesses;
•the impact of any reduction in our asset base resulting from dispositions on our ability to obtain financing or the terms thereof;
•additional taxes or other fees or expenses associated with the risks described above; and
•a lag in the realization of financial benefits from these transactions and arrangements.

We face competition for acquisition targets, which may limit our number of acquisition and growth opportunities and may lead to higher acquisition prices or other less favorable terms. Our international acquisitions and expansion have required compliance and other regulatory actions. As we continue to grow outside of the U.S., we may experience additional expenses or obstacles. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses or new revenue-generating hires without substantial costs, delays or other operational or financial difficulties.

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

We will need to successfully manage the integration of recent and future acquisitions and future growth opportunities effectively. Such integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, compliance and other control infrastructure. Additionally, managing future growth due to geographic locations, markets and business lines may be difficult. We may not realize, or it may take an extended period of time to realize, the full benefits that we anticipate from new business, strategic alliances, mergers, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate recent or future acquisitions and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all.

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

As we grow our business internationally, and due to our current international operations, we are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks that are inherent in operating in foreign countries. These include, among others, risks of restrictive government actions, such as possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls and exchange controls, risks related to the differences among our personnel in different areas of the world, such as geographic, time zone, language and cultural differences, foreign currency fluctuations, regulatory and tax requirements, and increased exposure to potential or actual drivers of economic and/or political instability, including, among others, economic volatility, political, trade and other tensions between the U.S. and China and other major powers, the outbreak of hostilities, such as the conflict between Ukraine and Russia and conflicts in the Middle East, and measures taken in response thereto, including sanctions imposed by governments and related counter-sanctions. We also face uncertain risks associated with potential changes in these factors as a result of the actions taken by the current U.S. presidential administration with respect to tariff policies, foreign relations, and military matters such as the recent actions taken in Venezuela, which could adversely affect our global business and results of operations.

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

Risks Related to Regulatory Compliance and Potential Liabilities

We may have liabilities in connection with our business activities, including appraisal and valuation, sales and leasing and property and facilities management activities, and such liabilities may exceed our insurance coverage or otherwise be time consuming and expensive to defend, all of which in turn could harm our business, financial condition, or results of operations.

As a licensed real estate broker and provider of commercial real estate services, we and our licensed brokerage and sales professionals and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. While we believe we have adequate insurance coverage relative to the scale of our business, failure to fulfill these obligations could subject us or our professionals or independent contractors to litigation from parties who purchased, sold or leased properties that we brokered or managed.

We could become subject to claims by participants in real estate sales and leasing transactions, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our obligations. We could also become subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits and/or fines from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain laws, rules and regulations. While these liabilities have been immaterial in the past, we have no assurance that this will continue to be the case.

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

Failure to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory, mortgage transactions and our other business lines, may result in significant financial penalties, loss or suspension of licenses, sanctions or other penalties that could adversely affect our operations.

Due to the broad geographic scope of our operations and the commercial real estate services we perform, we are subject to numerous federal, state, local and foreign laws, rules and regulations specific to our services. For example, the brokerage of real estate sales and leasing transactions and other related activities require us and our professionals to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. We also maintain certain state licenses in connection with our lending, servicing and brokerage of commercial and multifamily mortgage loans. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the laws, rules and regulations applicable to our licenses, then we may be subject to audits, required to pay fines (including treble damages in certain states), be prevented from collecting commissions owed, be compelled to return commissions received or have our licenses suspended or revoked.

Some of the services we provide are subject to regulation by the SEC, Financial Industry Regulatory Authority (FINRA), the Financial Conduct Authority (FCA), or other self-regulatory organizations and regulators and compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

In addition, because the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing and regulatory regimes and the possible loss resulting from non-compliance have increased.

Furthermore, the laws, rules and regulations applicable to our business lines may change in ways that increase the costs of compliance. Failure to comply with federal, state, local and foreign laws, rules and regulations could result in significant financial penalties, loss or suspension of licenses, sanctions or other penalties that could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Environmental regulations and evolving stakeholder expectations may adversely impact our commercial real estate business and/or cause us to incur compliance costs and reduce transaction volumes in the commercial real estate markets.

Federal, state, local and foreign laws, rules and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, financing, leasing, development, use and/or sale of commercial real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer/seller or lessee/lessor of property. While historically we have not incurred any significant liability in connection with these types of environmental issues, there is no assurance that this will continue to be the case.

Many jurisdictions have adopted building performance standards, energy benchmarking and disclosure regimes, electrification and retrofit mandates, and restrictions on the use of certain materials. Compliance with these requirements can increase operating and capital costs for properties we manage or for our clients, may delay or deter transactions, and can reduce asset values or the availability of mortgage lending or insurance for affected properties. A decrease, delay or repricing of transaction activity may adversely affect our revenues, profitability and growth prospects.

Further, regulators in the United States and internationally have adopted or proposed climate-related disclosure requirements and building decarbonization policies that may apply to us directly or indirectly through our clients. These include, for example, public-company climate disclosures, state-level emissions and climate risk reporting regimes, and municipal building energy performance and greenhouse gas emissions requirements. Although we primarily operate from leased offices and do not control most building systems at those locations, compliance with these requirements may increase our operating costs and require enhancements to data governance, measurement, verification and reporting systems across our service lines. Where we act on behalf of property owners, compliance with building performance standards, electrification mandates and retrofit or commissioning requirements could increase the costs and complexity of property management engagements and may expose us to operational or contractual risk.

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

Risks Related to Our Mortgage Origination and Servicing Business

Adverse changes in our relationships with the GSEs and HUD could materially and negatively affect our ability to originate and service multifamily real estate loans through such programs, although we also provide debt and equity to our clients through other third-party capital sources. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.

Currently, through our capital markets business, we originate a significant percentage of our loans for sale through the GSE and HUD programs. Berkeley Point Capital LLC, a subsidiary within our capital markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Optigo seller/servicer, a Freddie Mac TAH Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be limited, suspended or terminated by the applicable GSE or HUD at any time, in whole or in part, with or without cause and subject to programmatic changes outside our control. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate and service commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. Moreover, a loss or downgrade of an approval with one program could negatively influence our standing with other programs or regulators. While we also provide debt and through other third-party capital sources, those activities may not offset the loss of GSE and HUD program access or the associated financial and operational impacts. As of December 31, 2025, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $376.8 million, but there is no assurance that this will continue to be the case.

We retain credit risk on loans sold under the Fannie Mae DUS program and could incur significant loss‑sharing, collateral and repurchase obligations that may materially and adversely affect our results of operations and liquidity.

Under the DUS program, we originate, sell and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans pursuant to Fannie Mae’s delegated authority as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority from Fannie Mae to make loans and Fannie Mae’s commitment to purchase such loans, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. For certain loans, Fannie Mae may require different loss‑sharing terms, including enhanced loss‑sharing for identified portfolios or specific risk characteristics. Some loans may carry reduced or no risk‑sharing; however, such loans generally bear lower servicing economics.

Although our average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans to date, if loan defaults increase, actual risk-sharing obligation payments under the DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, failure to satisfy DUS requirements could result in heightened oversight, increased collateral or reserve demands, program modifications, restrictions on our approvals or suspension or termination of our seller/servicer status. Any such actions could negatively impact our loan origination and servicing revenues, mortgage servicing rights, reputation, liquidity and overall financial condition.

The GSEs can also pursue rights and remedies against Newmark any event of default, such as failing to satisfy any selling, servicing, and committing and delivery requirements, or if the GSEs determine that there was fraud, material misrepresentation or gross negligence. Upon the occurrence of such an event of default, the GSEs may require Newmark to repurchase the loan, indemnify them from losses with respect to the loan, or in certain cases adjust the loss sharing level of the loan.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Since 2008, each GSE has been under a conservatorship established by its regulator, the Federal Housing Finance Agency (“FHFA”). The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Suggested reforms have included changes to the GSEs’ business charters, removing the GSEs from conservatorship, eliminating the entities entirely and other changes to the existing framework. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system and negatively impact transaction volume. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our capital markets business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects. If the federal government were to reduce or eliminate programs that provide support for mortgage loans (including due to any failure of lawmakers to agree on a budget or appropriate legislation to fund relevant programs or operations or the privatization of certain existing government programs), we similarly could experience a reduction in fees related to the loans we originate or service with the GSEs, which could adversely affect our business.

In addition, any reductions in annual caps, shifts in mission-driven allocations for multi-family purchases, changes in eligible collateral or loan terms, or other program or policy adjustments that are established by FHFA could constrain the availability and competitiveness of GSE executions, negatively impact borrower demand, and reduce the number and size of loans we originate and service. Furthermore, GSEs’ ability to originate, purchase or securitize loans could be materially impacted by the relationship between the GSEs and the U.S. government, market disruptions affecting the GSEs, or reduced or delayed federal appropriations or government operations, all of which could diminish our origination and servicing revenues.

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

Malicious cyber-attacks and other adverse events that affect our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

While we view cybersecurity as a top priority, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving technological shifts. Our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, ransomware, supply-chain attacks, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Additionally, we may have become more vulnerable to cybersecurity attacks utilizing emerging technologies, such as AI. Despite the defensive measures we have taken, these threats may come from external forces such as governments, nation-state actors, organized crime, hackers, or may originate internally from within us.

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

We use and continue to develop AI tools in our business, including, without limitation, machine learning and generative AI tools, and may integrate AI into our platforms, products, offerings and services, including client-facing ones. Such use and integration of AI may present legal, regulatory and other challenges that could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. Our efforts to utilize AI may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks.

If the output of any AI used in our business or integrated into our platforms, products, offerings or services are or are alleged to be deficient, false, inaccurate, misleading, infringing, violative of third-party rights, discriminatory or biased, our business, financial condition, reputation and results of operations may be adversely affected. Moreover, the use of AI could lead to the inadvertent disclosure of personal, confidential and/or proprietary information, which could put us at a competitive disadvantage and adversely affect our proprietary rights, business and financial condition and expose us to privacy violations, reputational harm and liability. Ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

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

Risks Related to Our Key Personnel and Employee Turnover

Leadership changes and the resulting transition following our former Chairman of the Board and Executive Chairman’s confirmation as the U.S. Secretary of Commerce could have an adverse effect on our business.

On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. Howard Lutnick stepped down as our Executive Chairman of the Board, a position he held since 2016, and our Board appointed our Chief Executive Officer, Barry Gosin, as our Principal Executive Officer. On the same day, the Board appointed Mr. Kyle Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, the Board appointed our Executive Vice President and Chief Legal Officer, Mr. Stephen M. Merkel to serve as Chairman of the Board. On April 7, 2025, the Board appointed Luis Alvarado to serve as our Chief Operating Officer.

We continue to have full confidence in Mr. Gosin, our long-term CEO and respected industry veteran and leader, as well as in the other executives and senior leaders of Newmark. However, the loss of Mr. Howard Lutnick’s deep institutional knowledge and industry relationships, may be inherently difficult to manage and may impact our ability to meet our financial and operational goals as we and our management continue to adapt to his departure. While we believe our management, including Mr. Gosin, has significant skills and longevity in our industry, the change in leadership, particularly in the short term, could result in disruption or otherwise impact our operations and our ability to execute on our current strategy and pursue new strategic initiatives, which in turn could have an adverse effect on our business.

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

Our success has largely been led by key employees, such as Barry M. Gosin, who serves as our Chief Executive Officer, and other key officers and brokers, including some who have been hired from competitors or in connection with acquisitions. In July 2025, following discussions with Mr. Gosin, the Board retained a leadership advisory firm to assist with long-term succession planning. The Board determined that engaging external advisors at this stage represented a prudent and forward-looking step. The Board, in conjunction with Mr. Gosin, is now assessing long-term leadership options and advancing its succession planning efforts for the Company’s most senior executives, including the Chief Executive Officer. Mr. Gosin remains under an employment agreement covering 2026 that automatically renews each year unless either party provides notice of non-renewal or the term is otherwise extended by mutual agreement. If Mr. Gosin or any of our other key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

Effective succession planning is also important to our long-term success. Failure to smoothly navigate current and future transitions among our existing or future senior management or to effectively transfer knowledge to future executive officers and key employees could hinder our strategic planning and execution. From time to time, members of senior management or other key employees may leave our Company or be absent due to illness or other factors. While we strive to retain our key employees and to reduce the negative impact of such changes when they occur, losing certain key employees could result in significant disruptions to our operations, adversely impact employee retention and morale, and seriously harm our business. Similarly, hiring, training, and successfully integrating replacements for critical personnel or new management structures or reporting lines is time consuming and potentially disruptive, and, if unsuccessful, could disrupt our operations, and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

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

In 2025, Mr. Merkel spent approximately 30% of his working time on our matters. Mr. Merkel expects to spend approximately 25% of his working time on our matters in 2026. This percentage may vary depending on business developments, strategic initiatives or acquisition activity at us or BGC or Cantor or any of our or their other affiliates, including SPACs.

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

While we have had success in responding to challenges to certain of our non-compete provisions, there can be no assurance that our non-competition agreements will be found enforceable if challenged in certain jurisdictions, including jurisdictions that generally do not enforce post-employment restrictive covenants or in jurisdictions that have adopted or expanded restrictions on the use of post-employment restrictive covenants, such as California. More jurisdictions may adopt similar rules. A successful challenge to any of our post-employment restrictive covenants may have business, financial condition, results of operations and prospects.

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

As of December 31, 2025, our GSE business had $1.9 billion of committed loan funding and $1.1 billion of uncommitted loan funding available through multiple commercial banks, and an uncommitted $500 million Fannie Mae loan repurchase facility. Consistent with industry practice, our capital markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on MSRs and on our business, financial condition, results of operations and prospects.

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

In addition, adverse borrower performance, property‑level stress, declining property values and other macroeconomic factors could increase defaults and loss severities for GSE and HUD loans, which in turn could increase our loss‑sharing payments, reduce gain‑on‑sale revenues, increase provision expense and adversely affect our operating results and cash flows. Higher expected losses on, or program changes to, Fannie Mae loans could cause collateral requirements to increase or be drawn, thereby reducing our available liquidity and capital.

We make certain representations and warranties concerning each loan we originate for the GSEs’ and HUD’s programs or securitizations. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by them. In the event of a material breach of representations or warranties concerning a loan, even if the loan is not in default, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from it, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. Our ability to recover on a claim against the borrower or any other party may be contractually limited and would also be dependent, in part, upon the financial condition and liquidity of such party. Although these obligations have not had a significant impact on our results to date, significant repurchase or indemnification obligations imposed on us could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our indebtedness, which on December 31, 2025 was approximately $675 million (exclusive of indebtedness on our warehouse facilities), may have important, adverse consequences to us and our investors, including:

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

The $675 million of indebtedness excludes the warehouse facilities collateralized by GSEs because these lines are used to fund short-term loans held for sale that are generally sold within 45 days from the date the loan is funded. All of the loans held for sale are either under commitment to be purchased by Freddie Mac or have confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.as

Some of our borrowings have variable interest rates. As a result, increases in market interest rates have had and may continue to have a material adverse effect on our interest expense. Prolonged high or rising interest rates could further increase our cost of funds, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, our long-term credit ratings from Japan Credit Rating Agency, Ltd. are BBB+ with a stable outlook. Our credit ratings from Kroll is BBB- with a positive outlook, and our credit ratings from Fitch Ratings Inc. are BBB-, with a stable outlook. Our long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of stable. No assurance can be given that our credit ratings and associated outlooks will remain unchanged in the future.

Potential acquisitions and new businesses may require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Future acquisitions and the formation of new businesses may require significant cash resources and lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial nonrecurring transaction costs, including break-up fees, assumption of liabilities and expenses and compensation expenses. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional funding or capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On February 18, 2025, our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and purchases of limited partnership interests or other equity interests in our subsidiaries up to an aggregate of $400.0 million. See “Stock and Unit Repurchase and Redemption Program and 2025 Activity” in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. This authorization includes repurchases of stock or purchases of units from executive officers, other employees and partners, including Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or purchase units. See “—Risks Related to Our Business—Risks Related to Liquidity, Funding and Indebtedness— Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.” As of March 2, 2026, there was $399.1 million remaining under the foregoing repurchase authorization.

Reductions in our quarterly cash dividend and reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock. There can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels.

On February 13, 2026 our Board declared a quarterly cash dividend of $0.03 per share payable on March 27, 2026 to Class A and Class B common stockholders of record as of March 13, 2026. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers with higher dividend yields.

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

As long as Cantor and CFGM beneficially own a majority of our total voting power, it will have the ability, without the consent of the other holders of our Class A common stock, to elect all of the members of our Board of Directors and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us.

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

We expect Cantor to manage its continued ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of our Class A common stock, which would dilute Cantor’s voting power in us. See “—Risks Related to Our Relationship with Cantor and its Affiliates” for more information on risks related to Cantor and CFGM’s control of us.

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

Risks Related to Our Relationship with Cantor and its Affiliates

We are controlled by Cantor and CFGM, which are controlled by Mr. Brandon Lutnick, whose interests may conflict with ours and who may exercise their control in a way that favors their interests to our detriment, and these relationships may subject us to particular scrutiny.

We are controlled by Cantor and CFGM, which are controlled indirectly by Mr. Brandon Lutnick, Cantor’s Chief Executive Officer and Chairman and CFGM’s Chief Executive Officer. As of February 24, 2026, Mr. Brandon Lutnick beneficially owned 4,391,380 shares of our Class A common stock and 21,285,533 shares of our Class B common stock, collectively representing 57.8% of the total voting power of our outstanding common stock. As of December 31, 2025, Cantor and CFGM also owned 20,383,335 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Mr. Brandon Lutnick, through his control of Cantor, would have approximately 72.6% of our total voting power as of December 31, 2025 (59.5% if Cantor were to exchange such units into shares of our Class A common stock).

Since our inception, we have been controlled directly by Cantor and, through last year, indirectly by Mr. Howard Lutnick, our former Executive Chairman and Chairman of the Board, through his control of Cantor. Following his confirmation as the 41st U.S. Secretary of Commerce on February 18, 2025, his son, Mr. Brandon Lutnick, was appointed as Chief Executive Officer and Chairman of Cantor and Chief Executive Officer of CFGM and his son, Mr. Kyle Lutnick, was appointed as Executive Vice Chairman of Cantor and President of CFGM and as a member of our Board of Directors. See “Business—Our History.” On October 6, 2025, the divestiture of Mr. Howard Lutnick’s holdings was completed in compliance with U.S. government ethics rules. See “Business—Our Organizational Structure—2025 Howard W. Lutnick Divestiture” and Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements for more information.

Cantor and CFGM and Mr. Brandon Lutnick, indirectly through his control of Cantor and CFGM, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

Cantor’s, CFGM’s and/or Mr. Brandon Lutnick’s ability to exercise control or influence over us could create or appear to create potential conflicts of interest. Conflicts of interest or the appearance thereof may arise between us and Mr. Brandon Lutnick and Cantor and CFGM and/or other members of the Lutnick family, including Mr. Kyle Lutnick, one of our board members, in a number of areas relating to our past and ongoing relationships, including:

•potential acquisitions and dispositions of businesses, mergers, joint ventures, investments or similar transactions;
•the issuance, acquisition or disposition of securities by us;
•the election of new or additional directors to our Board and/or causing the appointment of executive officers or other members of the management team, any of which could be members of the Lutnick family;
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
•clients of ours who may also be clients of Cantor or BGC, and any preferential terms or terms perceived as being preferential that may be extended to such clients by Cantor, BGC, or us;
•investment banking services or advisory services provided by Cantor, CF&Co and its affiliates, and any customary fees and commissions associated with such services;
•market making or underwriting provided by Cantor, CF&Co and its affiliates for our notes once the appropriate registration statement is filed with the SEC;
•intellectual property matters;
•business combinations involving us;
•business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities,;
•overlapping clients;
•the nature, quality and pricing of administrative services and transition services to be provided to or by Cantor or its affiliates;
•any positions by members of the Lutnick family with us, including as directors or officers, and our affiliates, BGC Group and/or Cantor and their ownership of any such equity or the equity of any of Cantor’s other affiliates; and

•any transactions between us or any of our affiliates and the U.S. government or related entities or any actual or perceived conflicts of interests related thereto.

Further, potential allegations of conflicts or reputational impacts could occur, which may have an adverse effect on our business. In addition to Cantor’s control of us, members of the Lutnick family have been or currently are members of our Board, employed by and/or involved in the management of our and our affiliates’ businesses, and may in the future be appointed to our Board or our management team. Further, Mr. Howard Lutnick’s government role and high profile may subject him to additional conflicts and ethics rules, regulatory or media scrutiny and reputational risk including resulting from allegations, whether or not true. The items noted above could periodically divert management attention and could impact our reputation, business, operating results and financial condition.

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
Our restated certificate of incorporation contains provisions that may make it easier for Cantor or its subsidiaries to compete with us.

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

Agreements between us and/or Cantor or its affiliates are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate absent such relationships and may subject us to litigation.

Our relationship with Cantor and/or its affiliates may result in agreements with Cantor and/or its affiliates that are between related parties. For example, we provide to and receive from Cantor and/or its affiliates various administrative services and transition services. As a result, the prices charged to us or by us for services provided under any agreements with such entities may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. Any future material related-party transaction or arrangement between us and such parties is subject to the prior approval by our Audit Committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. Certain of our agreements and other arrangements with BGC Group and Cantor, including the Separation and Distribution Agreement, may be amended upon the consent of each of the parties to those agreements and approval of our Audit Committee, and any such amendment may be less favorable to us than if we were dealing with an unaffiliated party. These related-party relationships may also from time to time subject us to litigation.

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

Cantor and its affiliates may also provide different services to our clients. In such cases, it may appear that terms of the applicable agreements are less favorable to us than those that we could have negotiated with clients who do not receive services from Cantor or its affiliates, which could harm our business, operating results and financial condition.

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

    We are a “controlled company” within the meaning of the Nasdaq Stock Market rules and we qualify for certain exemptions from the corporate governance requirements for companies listed on Nasdaq. While we have not relied on any exemptions from these corporate governance standards to date, we may elect to do so in the future.

Cantor and CFGM control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq rules regarding corporate governance, including:

•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its director nominees be selected or recommended for the board of directors’ selection by a majority of the independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with a formal written charter or board resolutions, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not rely on any of these exemptions, however, in the future we may consider amending our applicable corporate governance documents and begin relying on all or a portion of these exemptions. In such case, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2025, we have issued an aggregate of 3,074,802 shares of our Class A common stock under this registration statement. We have filed registration statements on Form S-8 pursuant to which we have registered the shares underlying the Equity Plan. December 31, 2025, there were 372.8 million shares remaining for issuance under such registration statements.

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

Ongoing scrutiny and changing expectations from stockholders, clients, customers and policy makers with respect to the Company’s corporate responsibility practices may result in additional costs or risks.

Companies across our industry are facing continuing scrutiny related to their corporate responsibility practices. Investor advocacy groups, certain institutional investors, investment funds, other influential investors, and policy makers, are also focused on such practices and, in recent years, have placed increasing importance on the non-financial impacts of their investments. Further, customer bids, requests for proposals and other customer arrangements or opportunities may require disclosure of or improvements in corporate responsibility metrics in order to compete for business. If our practices and disclosure of specific metrics do not meet customer, investor or other industry participant expectations, which continue to evolve, we may not win or may lose customers, or may incur additional costs and our business, financial condition, results of operations and prospects could be materially adversely affected.

Similarly, there continues to be an increased focus by governmental and nongovernmental organizations on corporate responsibility and sustainability-related actions, targets, and disclosures; increased costs and investment associated with corporate responsibility efforts; and increasing compliance obligations with related laws, regulations, executive orders and standards adopted in various jurisdictions. Given the varied and at times divergent views of different stakeholder groups, any action or inaction by us with respect to corporate responsibility initiatives may be perceived negatively by some stakeholders. Furthermore, the regulatory landscape surrounding corporate responsibility matters continues to evolve and remains uncertain. All of the foregoing could expose us to market, operational and execution costs or risks, as well as litigation, audits, investigations, or adverse stakeholder action.

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

We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. These measures include regular phishing simulations, annual general cybersecurity awareness training and data protection training. We also participate in industry-specific cybersecurity roundtables and professional groups to remain abreast of industry-wide cybersecurity developments and best practices and thereby enhance our threat identification processes and responses as necessary. Additionally, when engaging with and utilizing third-party vendors and partners for our business, we conduct various oversight assessments, including due diligence and periodic monitoring to identify potential cybersecurity threats associated with our conducting business with such vendors and partners and to ensure any corresponding risk exposure aligns with our business requirements and risk tolerances.

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

We operate out of more than 140 offices. As of December 31, 2025, Newmark and our business partners together operated from approximately 175 offices across four continents.

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

As of February 24, 2026, there were 735 holders of record of our Class A common stock and two holders of record of our Class B common stock.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

We have returned $389.4 million to shareholders through share repurchases and redemptions and we paid dividends and distributions of $168.8 million over the past three years. We expect to continue returning capital to shareholders.

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

Stock and Unit Repurchase and Redemption Program and 2025 Activity

On February 18, 2026, Newmark’s Board increased Newmark’s existing share repurchase and unit purchase authorization, which has no expiration date, to $400.0 million. This authorization includes repurchases of shares or purchases of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units.

During the year ended December 31, 2025, Newmark repurchased 10,973,933 shares of Class A common stock at an average price of $11.58.

During the year ended December 31, 2024, Newmark repurchased 17,729,096 shares of Class A common stock and 863,722 units at an average price of $11.99 and $14.24 per security, respectively.

As of December 31, 2025, Newmark had $244.9 million remaining under its share repurchase and unit purchase authorization.

The following table details our share repurchase and unit purchase activity during the fourth quarter of 2025, including the total number of shares repurchased and units purchased, the average price paid per share and per unit, the number of shares repurchased as part of our publicly announced repurchase and purchase program and the approximate value that may yet be repurchased or purchased under such program as of December 31, 2025 (in thousands except shares and per share amounts):

	Total Number of Shares/Units Repurchased/Purchased	Average Price Paid per Share/Unit	Total Number of Shares/Units Repurchased/Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Unit Purchases
October 2025	—	$—	—
November 2025	—	$—	—
December 2025	—	$—	—
Total Unit Purchases	—	$—	—

Share Repurchases
October 2025	134,259	$11.50	134,259
November 2025	—	$—	—
December 2025	—	$—	—
Total Share Repurchases	134,259	$11.50	134,259	$244,852

Performance Graph

The performance graph below shows a comparison of the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested on December 31, 2020, measured on December 31 of each year from 2020 through 2025. The peer group consists of CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, Jones Lang LaSalle Incorporated, and Savills plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. The chart includes the Russell 2000 Index, of which we are a member. Because this index includes small cap U.S.-listed companies, and because we are not a part of the S&P 500 Index, we believe that the Russell 2000 Index is a better measure of our stock’s relative performance.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2026. S&P 500 is Copyright © 2026 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved. Russell 2000 Copyright © 2026 Russell Investments. Used with permissions, all rights reserved.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2025, 2024 and 2023. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Cautionary Statements

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, changes in government spending, recession fears, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors;
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
•the effect on our business of leadership changes and the resulting transition following the confirmation of Mr. Howard Lutnick, our former Executive Chairman and principal executive officer, as U.S. Secretary of Commerce, our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise;
•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, changes in environmental regulations, including regulations relating to climate change and greenhouse gas emissions, and risks relating to U.S. and foreign tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, unavailability of certain tax credits or reliefs or additional tax liabilities or assessments, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to deliver that we and our subsidiaries are not deemed investment companies under the Investment Company Act;
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
•the impact of our Corporate Responsibility or “sustainability” ratings on decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of our Class A common stock or Company debt securities, or other matters, as well as the impact and potential cost to us of any policies, legislation, or initiatives in opposition to our Corporate Responsibility or “sustainability” policies;
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

Key Business Drivers
The key drivers of our business include our ability to attract and retain revenue generating headcount across our service lines, the productivity of these employees, and industry volumes in these areas. Volumes are largely a factor of economic and job growth, interest rates, and the demand for commercial real estate as an investment and for debt financing. In addition, demand for our services is influenced by secular trends with respect to outsourcing and other services we provide.

Attracting and Retaining Revenue-Generating Headcount. During 2025, we continued to solidify what we believe is our position as the platform of choice for many top professionals. In countries including the U.S., U.K., France, Germany, India, South Korea, and Singapore, we attracted some of the most prolific and experienced client-facing professionals. We believe that these additions further demonstrate the strength of our global brand, and the value of our substantial investments in data, analytics, and talent. Our revenue-generating headcount across Capital Markets, Leasing and Other Commissions, and V&A in the U.S. was flat or up modestly year-on-year on a net basis at the end of each of the five quarters ended December 31, 2024, through December 31, 2025. Therefore, productivity gains were the primary driver of our strong quarterly and year-to-date U.S. commission-based revenue growth. We increased both the number of non-U.S. offices and our international revenue-generating headcount by double-digit percentages year-on-year in more recent quarters, albeit from smaller bases. As with nearly all newly hired professionals, these international additions are expected to take at least 6 to 18 months to produce meaningful fees, although we generally record related expenses beginning in their first quarter with the Company. As more of Newmark’s recently added team members ramp up, we expect to further improve our productivity and earnings over time, all else equal.

Continued Trends with Respect to Management Services, Servicing Fees and Other. Many of our Management Services offerings continue to benefit from increased outsourcing by corporations and other occupiers, owners of real estate, lenders, and investment funds. We expect these outsourcing trends to persist for the foreseeable future, which should benefit our recurring revenue businesses as we continue to invest in areas including property, project, and facilities management, as well across our growing suite of managed services offerings. Our most recent investments in recurring revenue businesses include the Company’s acquisitions of Catella and RealFoundations and the launch of our property and facilities management businesses in India, all in the fourth quarter of 2025, as well as starting our new fund administration business in September 2025. We believe these newest offerings in Management Services, Servicing Fees and Other will help drive stable and predictable revenue and earnings growth over time.

Additionally, we operate a high margin and growing loan servicing and asset management business focused on GSE/FHA loans, as well as on bank, private credit, and commercial mortgage-backed securities clients. We expect this business to benefit as the overall amount of commercial and multifamily debt outstanding increases, we continue to gain origination market share, and we drive further cross selling between service lines. As of December 31, 2025, our loan servicing and asset management portfolio grew by 15.2% year-on-year to a record $211.2 billion (of which 63.6% was limited servicing and asset management, 35.6% was higher margin primary servicing, and 0.8% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

These factors, combined with our ability to increase revenue synergies between our service lines, enabled us to grow Management Services, Servicing Fees and Other revenues by a double digit CAGR between 2017 and 2025, and to increase these recurring revenues by 12.4% over the twelve months ended December 31, 2025.

Trends in GDP and Job Growth. Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and with GDP growth. Unless otherwise noted, all of the following economic statistics are from Bloomberg, including consensus estimates based on their respective February 16, 2026 U.K. and February 20, 2026 U.S. surveys of economists.

According to the Bureau of Economic Analysis, U.S. GDP increased by 2.2% in 2025 after having expanded by 2.8% in 2024 and 2.9% in 2023. The Bureau stated that: “The increase in real GDP in 2025 primarily reflected increases in consumer spending and investment.” With respect to the latter, investments in artificial intelligence, particularly in data centers, made up 39% of all U.S. GDP growth over the first nine months of 2025, according to the Federal Reserve Bank of St. Louis. According to the Office for National Statistics, U.K. GDP increased by 1.4% year-on-year in 2025, after having expanded by 1.1% and 0.3% in 2024 and 2023.

According to the Bureau of Labor Statistics, seasonally adjusted monthly average of U.S. non-farm payroll employment increased by approximately 15,000 in 2025. In comparison, the monthly average grew by 122,000 and 210,000 in full years 2024 and 2023. The December 2025 U.S. unemployment rate (based on U-3) was 4.4% compared with 4.1% a year earlier. Per the Office for National Statistics, the comparable U.K. unemployment rate as of December 2025 was 5.2% versus 4.4% a year earlier.

Interest Rate Environment. Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt are influenced by movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can often be meaningfully impacted by actual or anticipated movements in key short-term rates, such as the Fed Funds Target rate. In addition, a portion of commercial and multifamily mortgages involve floating interest rates tied to short-term benchmarks. Sudden changes in short term interest rates can therefore have pronounced effects on commercial mortgage origination and investment sales volumes.

The ten-year U.S. Treasury yield increased by approximately two basis points quarter-on-quarter and decreased by 40 basis points year-on-year to 4.2% as of December 31, 2025. The ten-year U.K. Gilt yield decreased by approximately 20 basis points quarter-on-quarter and by 6 basis points year-on-year to 4.5% over the same timeframe. For context, ten-year U.S. Treasury and ten-year U.K. Gilt yields still remain below their 50-year average through December 31, 2025 of approximately 5.8% and 7.0%, respectively.

For the month ending December 31, 2025, the most commonly cited U.S. and U.K. inflation measures were up 2.7% and 3.6%, respectively, versus a year earlier. They both remained higher than the 2% targets set by both the FOMC and MPC. The surveyed economists expect inflation to remain above these targets for at least the next two calendar years. Concerns about expectations for strong GDP growth, above-target inflation, and a possibly stagnant job market may present a challenge to the FOMC's dual mandate. This have reduced clarity in terms of how fast the central bank will lower short term rates. The U.K. has experienced many of these same issues, albeit with lower GDP and labor productivity growth. As a result, both economists and the futures markets expect short-term yields in both countries to be higher for the foreseeable future compared with the ultra-low interest rate period from the fourth quarter of 2008 through the first quarter of 2022.

In addition, other metrics that are inversely correlated with easier availability of credit for real estate investors remain well below long term averages, which is positive for commercial real estate capital markets transactions. These metrics include interest rate volatility as measured by the ICE BofA MOVE Index and credit spreads as indicated by the Bloomberg U.S. Corp BBB/Baa - Treasury 10 Year Spread, as well as similar metrics with respect to the U.K. and Eurozone. Given the stable interest rate environment and historically narrow credit spreads in the major markets in which Newmark operates, we believe current market conditions remain favorable for a continued recovery of industry capital markets volumes.

Industry Leasing Activity. Unless otherwise stated, all industry leasing data is from Newmark Research and/or CoStar. While industrial and retail have increased as a percentage of leasing revenues since 2019, office remains the majority of activity for both Newmark and the industry.

U.S. new office leasing activity (for deals above 10,000 square feet and excluding lease renewals) improved by approximately 7% and 10%, respectively in the fourth quarter and full year 2025. This recovery was relatively uneven, with New York City, Dallas-Fort Worth, Houston, and the San Francisco Bay Area driving much of this national improvement, although San Francisco continues to have one of the highest vacancy rates among major U.S. markets. Class A leasing activity continued to be strongest nationally, although demand edged higher among Class B and Class C buildings in the second half of 2025, indicating demand for space may be broadening. With respect to the U.K., fourth quarter 2025 was among the strongest in the past three years with respect to new office leasing activity, with London leading the demand recovery. U.K. net absorption was up by 4.5 million square feet for full year 2025, after having been negative every period from the first quarter of 2020 through the second quarter of 2025. With the pipeline of new office construction expected to drop off dramatically beginning this year in Newmark's key markets, the ongoing enhancement of Class B office properties, and the conversion of obsolete space into multifamily and other uses, we expect office fundamentals to continue to improve.

We expect demand for office space to continue to be supported by the reset in values due to near-term debt maturities. We also continue to see increased need for high quality office space in an increasing number of markets, led by new demand driven by companies in technology, including AI, and financial services, as well as ongoing return-to-workplace plans. Placer.ai data for December 2025 indicates that in-person attendance in the U.S. increased to an average of 66.9% of December 2019 pre-pandemic levels versus 60.8% a year earlier. This represented a year-on-year improvement in attendance of 10.0%. While Miami, Dallas, and New York City continue to lead in terms of in-person attendance, the national year-on-year improvement was led by San Francisco, Dallas, and Boston among major markets.

New U.S. industrial leasing activity continued its momentum in the fourth quarter of 2025, growing by more than 20% year-on-year, led by large modern warehouses and distribution centers. Net absorption was stronger in the second half of 2025 and was 62 million square feet in the fourth quarter, which was the best quarterly performance in two years. Tenants in many metropolitan areas are consolidating and upgrading to newer facilities. The national industrial vacancy rate inched up only two basis points quarter-over-quarter, which was the smallest increase since 2022, signaling the market may be near peak vacancy, with some markets already posting consistent quarterly declines amid robust absorption and slowing deliveries. For full year 2025, U.S. new industrial lease activity improved by 6%. The U.K. industrial vacancy rate improved by approximately 20 basis points year-on-year to 7.6% in the fourth quarter of 2025, while quarterly leasing activity was 15% higher than the 10-year pre-pandemic quarterly average. Annual U.K. industrial leasing activity for 2025 improved by 1% over 2024, supported by falling supply and improving occupier confidence and led by logistics and e-commerce operator requirements along with new overseas entrants and defense-related manufacturers.

Overall U.S. retail leasing activity for centers and properties of at least 20,000 square feet remained muted in 2025, with fourth quarter volumes approximately 33% below the trailing ten year average. Lower activity was largely driven by the lack of availably of prime space in many key markets after years of low construction and conversions of retail into other property types, as well as by the rise of e-commerce allowing for fewer locations in given markets. Centers built in 2000 or later have significantly better occupancy rates versus older properties, and account for most of the absorbed space over the last year. In addition, retailers and retail occupiers are taking less space, with average lease size down 7.4% year on year in 2025 and lower by 2.1% versus 2019. The strongest major markets as measured by annual absorption were Dallas-Fort Worth, Houston, and Phoenix. However, the U.S. retail vacancy rate remained well below the ten year average as of December 31, 2025.

Against this improving market backdrop, Newmark’s revenues from Leasing and Other Commissions increased by 16.9% for the year ended December 31, 2025.

Industry Capital Markets Activity. We believe that we once again gained share in Capital Markets in 2025, even as overall industry volumes continued to improve. For example, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that U.S. notional investment sales volumes were up by approximately by 20% year-on-year in 2025. Growth was led by the New York City, San Francisco, and Los Angeles metro regions for the year, while activity improved by double digit percentages nationally across nearly every major property type. Full year U.S. industry sales volumes were 7% below their 2017 to 2019 average. Preliminary MSCI data indicates that European investment sales volumes grew by at least 12% in 2025, although this source often revises such figures upwards at a later date.

Based on their analysis of historical figures from the MBA and MSCI lending data, Newmark Research estimates that U.S. commercial and multifamily originations increased by 43% in 2025. Annual activity improved by double digit percentages for all major property types other than data center lending, which was just over triple the amount in 2024. With respect to lender types, banks and debt funds increased originations faster than the overall market, while CMBS lending was up by 3% versus 2024. Full year U.S. industry origination volumes were 21% above their 2017 to 2019 average, with every major property type other than office being well above this pre-pandemic average.

Against this positive backdrop, Newmark’s full year 2025 Investment Sales and Total Debt volumes were up by approximately 56% and 67% year, respectively.

We have gained considerable Capital Markets share over the past several years. According to data or estimates from MSCI, the MBA, and/or Newmark Research, our U.S. Total Debt volumes were 9.7% of total U.S. commercial and multifamily mortgage originations over the twelve months ended December 31, 2025, up approximately 100 basis points year-on-year and by over six times compared with 1.5% of such originations in 2015. Newmark’s U.S. investment sales volumes were 11.4% of overall U.S. volumes over the twelve months ended December 31, 2025, which was an increase of approximately 260 basis points versus 2024 and more than 3 times our 3.3% share of U.S. volumes in 2015.

Commercial And Multifamily Mortgage Maturities and Other Drivers. We continue to benefit from the ongoing need for our clients to both refinance existing properties owned by them and to finance investments in properties they seek to own. We expect record amounts of medium-term commercial and multifamily mortgage maturities and interest rate stabilization to together lead to continued improvement in industry debt volumes, as well as increased investment sales activity. For example, the MBA expects approximately $2.1 trillion of U.S. commercial and multifamily mortgage maturities between 2026 and 2028 alone, and approximately $5.0 trillion in total.

Given Newmark’s investments in talent, deep relationships with clients, and the strength of our brand, we anticipate further market share gains over time.

Financial Overview

Revenues

We generally derive revenues from the following three sources:

•Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords. In this business, we provide property and facilities management services along with project management, V&A services, and other consulting and managed services, as well as technology services, to customers who may also utilize our commercial real estate brokerage services, and flexible workspace solutions. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.
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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 27 — “Compensation” and Note 28 — “Commitments and Contingencies” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

(iii) Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, mark-to-

market gains or losses on marketable and non-marketable investments, and settlements from litigation unrelated to our operations.

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

On July 4, 2025, President Trump signed the OBBBA into law, which, among other things, introduces a broad range of changes to existing tax rules, including significant modifications to certain incentives previously introduced or expanded by the Inflation Reduction Act of 2022, as well as extensions and modifications of certain provisions of the Tax Cuts and Jobs Act of 2017. OBBBA tax provisions did not have a material impact on the Company, including with respect to its future financial condition, results of operations or liquidity.

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

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the five years from 2020 through 2025, we generated an average of approximately 21% of our revenues in the first quarter and 30% of our revenues in the fourth quarter. Because approximately 30% of our expenses are fixed in a typical year, this seasonality generally leads to higher profitability in the fourth quarter and lower margins in the first quarter, all else equal.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management Services, Servicing Fees and Other	$1,244,233	37.8%	$1,106,699	40.4%	$970,877	39.3%
Leasing and Other Commissions	1,002,562	30.4	857,617	31.3	839,595	34.0
Capital Markets	1,047,229	31.8	774,186	28.3	659,896	26.7
Total revenues	3,294,024	100.0	2,738,502	100.0	2,470,368	100.0
Expenses:
Compensation and employee benefits	1,947,473	59.1	1,598,400	58.4	1,489,138	60.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	282,045	8.6	185,398	6.8	139,747	5.7
Total compensation and employee benefits	2,229,518	67.7	1,783,798	65.1	1,628,885	65.9
Operating, administrative and other	658,940	20.0	597,594	21.8	536,697	21.7
Fees to related parties	33,310	1.0	26,446	1.0	27,204	1.1
Depreciation and amortization	181,303	5.5	174,299	6.4	166,221	6.7
Total operating expenses	3,103,071	94.2	2,582,137	94.3	2,359,007	95.5
Other income (loss), net	43,049	1.3	6,677	0.2	13,854	0.6
Income (loss) from operations	234,002	7.1	163,042	6.0	125,215	5.1
Interest expense, net	(32,482)	(1.0)	(31,768)	(1.2)	(21,737)	(0.9)
Income (loss) before income taxes and noncontrolling interests	201,520	6.1	131,274	4.8	103,478	4.2
Provision (benefit) for income taxes	46,074	1.4	45,783	1.7	41,103	1.7
Consolidated net income (loss)	155,446	4.7	85,491	3.1	62,375	2.5
Less: Net income (loss) attributable to noncontrolling interests	29,260	0.9	24,257	0.9	19,800	0.8
Net income (loss) available to common stockholders	$126,186	3.8%	$61,234	2.2%	$42,575	1.7%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$165,797	5.0%	$110,973	4.1%	$85,918	3.5%
Limited partnership units amortization	34,308	1.0	23,203	0.8	14,267	0.6
RSU amortization	51,084	1.6	29,568	1.1	24,620	1.0
Total equity compensation	251,189	7.6%	163,744	6.0%	124,805	5.1%
Allocations of net income to limited partnership units and FPUs	30,857	0.9	21,654	0.8	14,942	0.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$282,046	8.5%	$185,398	6.8%	$139,747	5.7%

Year ended December 31, 2025 compared to the year ended December 31, 2024

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $137.5 million, or 12.4%, to $1,244.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was led by a 22.9% growth from Valuation and Advisory, solid improvement in revenues from Newmark’s growing suite of other Management Services businesses, continued growth in our servicing and asset management platform, and to a lesser extent, fourth quarter acquisitions.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $144.9 million, or 16.9%, to $1,002.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, which was driven by strong activity across industrial, office, and retail.

Capital Markets
Capital Markets revenues increased by $273.0 million, or 35.3%, to $1,047.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase reflects a 33.9% improvement in investment sales fees and a 42.4% increase in commercial mortgage origination, net, both of which reflected significant volume improvement across office, multifamily (led by senior and student housing), industrial (including data centers), and retail, as well as market share gains.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $349.1 million, or 21.8%, to $1,947.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase reflects higher commission-based revenues, expenses related to global growth initiatives and costs recorded by recently acquired companies.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $96.6 million, or 52.1%, to $282.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was principally due to the approximately 21% year-on-year rise in Newmark’s average closing stock price, as well the previously disclosed $21.1 million of charges related to the exchange and redemption of units held by Newmark’s former Executive Chairman. Additionally, there was a $9.4 million increase in allocations of net income to limited partnership units due to higher pre-tax income.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $61.3 million, or 10.3%, to $658.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to higher pass through costs and other items related to increased revenues. Additionally, there was a $15.3 million increase in non-cash expense related to CECL, of which $6.2 million related to the Company’s financial guarantee liability related to a 37.6% increase in Fannie Mae origination volumes. The remainder of the non-cash CECL expense relates to the Company’s efforts to improve working capital, which resulted in a 15% improvement in days sales outstanding to 67 days for the year ended December 31, 2025.

Fees to Related Parties
Fees to related parties increased by $6.9 million, or 26.0%, to $33.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a 2024 credit received of approximately $7.5 million.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2025 increased by $7.0 million, or 4.0%, to $181.3 million compared to the year ended December 31, 2024 primarily due to a $4.3 million increase in expenses related to MSR amortization, and $2.2 million increase in fixed asset impairment related to terminated leases.

Other Income (loss), Net
Other income (loss), net was $43.0 million of income for the year ended December 31, 2025 consisted primarily of $42.3 million received from insurers pursuant to the previously disclosed settlement of Consolidated Shareholder Action (as defined below). See “— Legal Proceedings” below. Other income (loss), net of $6.7 million of income for the year ended December 31, 2024 primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock.

Interest Expense, Net
Interest expense, net increased by $0.7 million, or 2.2%, to $32.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Provision for Income Taxes
Provision for income taxes increased by $0.3 million, or 0.6%, to $46.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the impact of change in the level and geographic mix of pre-tax earnings, lower section 162(m) compensation deduction limitation in 2025 and a tax benefit from revaluation of deferred tax assets due to an increase in ownership of Newmark as compared to Newmark Holdings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $5.0 million, or 20.6%, to $29.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by higher pre-tax income.

Year ended December 31, 2024 compared to the year ended December 31, 2023

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $135.8 million, or 14.0%, to $1,106.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase reflects growth from OS, our servicing and asset management business, as well as V&A fees.

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

Provision (benefit) for Income Taxes
Provision for income taxes increased by $4.7 million, or 11.4%, to $45.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

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

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of December 31, 2025, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $596.7 million and $75.0 million outstanding under the Credit Facility with a carrying amount of $75.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $5.0 billion as of December 31, 2025 and $4.7 billion as of December 31, 2024.

Total liabilities were $3.3 billion as of December 31, 2025 and $3.2 billion as of December 31, 2024.

Liquidity
As of December 31, 2025, we had cash and cash equivalents of $229.1 million. Additionally, we had $525.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
7.500% Senior Notes	$596,746	$595,673
Credit Facility	75,000	75,000
Total corporate debt	$671,746	$670,673

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

During the year ended December 31, 2025, there were $520.0 million of borrowings and $520.0 million of repayments under the Credit Facility. As of December 31, 2025, there were $75.0 million of borrowings outstanding under the Credit Facility. As of December 31, 2025, borrowings under the Credit Facility carried an interest rate of 5.33%, with a weighted-average interest rate of 5.84% for the year ended December 31, 2025. As of December 31, 2024, there were no borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of March 2, 2026. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then-outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

See Note 24 — “Related Party Transactions — 7.500% Senior Notes” and “— Market-Making Registration Statement for CF&Co” to our accompanying consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First
Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. As of December 31, 2025 and December 31, 2024, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of December 31, 2025, Newmark had $1.9 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of

December 31, 2025 and December 31, 2024 we had $0.9 billion and $0.8 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying consolidated balance sheets.

Leases
Total lease liability as of December 31, 2025 was $538.6 million, of which $304.1 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of December 31, 2025 amounting to approximately $157.2 million.

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

As of December 31, 2025, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$172,001	$(9,936)	$(265,961)
Add back:
Net activity from loan originations and sales	126,226	235,722	363,937
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$298,227	$225,786	$97,976
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $220.2 million, $211.9 million and $243.3 million for the years ended December 31, 2025, 2024 and 2023. Excluding these loans, net cash provided by (used in) operating activities excluding loan originations and sales would be $518.4 million, $437.6 million and $341.2 million for the years ended December 31, 2025, 2024 and 2023.

Cash Flows for the Year Ended December 31, 2025
For the year ended December 31, 2025, we generated $172.0 million of cash from operating activities. Excluding activity from loan originations and sales, cash provided by operating activities for the year ended December 31, 2025 was $298.2 million. Cash provided by operating activities included $220.2 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $198.1 million, consisting of $115.4 million of net purchases of short-term investments set aside to secure the Company’s financial guarantee liability in its GSE business, $53.4 million of payments for acquisitions, net of cash acquired, and $29.4 million of cash paid for the purchases of fixed assets. Cash used in financing activities of $44.8 million primarily related to net proceeds from warehouse facilities of $138.1 million. This was offset by payments to shareholders and partners for dividends and distributions (including tax distributions) of $53.3 million and treasury stock repurchases of $127.1 million.

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

Acquisitions
See Note 4 — “Acquisitions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Credit Ratings

    As of December 31, 2025, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Positive
S&P Global Ratings	BB+	Stable

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

Certain Related Party Transactions
The following related party disclosure relates to the period subsequent to December 31, 2025. See Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for related party transactions prior to December 31, 2025.

Transactions with Executive Officers and Directors
On February 25, 2026, the Company repurchased an aggregate of 59,601 shares of its Class A common stock from Stephen M. Merkel, Chairman of the Board of Directors and Chief Legal Officer. The sale price per share was the closing price per share of a share of the Class A common stock on the Nasdaq Global Select Market on February 25, 2026. The transaction was approved by the Audit Committee and Compensation Committee of the Company pursuant to the Company’s stock buyback authorization and is exempt pursuant to Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

Cantor Rights to Purchase Cantor Units from Newmark Holdings

As of March 2, 2026, there were 114,135 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 24 — “Related Party Transactions Cantor Rights to Purchase Cantor Units from Newmark Holdings” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.

Regulatory Requirements
See Note 8 — “Capital and Liquidity Requirements” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion relating to the impact of Newmark’s capital requirements and requirements to maintain sufficient collateral to meet operational liquidity requirements.

Regulatory Environment

See “—Regulation” in Part I, Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2025, for information related to our regulatory environment.

Equity
Share Repurchase Program
See Note 6 — “Stock Transactions and Unit Purchases” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On February 18, 2026, Newmark’s Board increased Newmark’s Share Repurchase and Unit Purchase Authorization, which has no expiration date, to $400.0 million.

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Common stock outstanding(1)	178,456	172,179
Partnership units(2)	69,773	—
RSUs (Treasury stock method)	4,871	5,110
Newmark exchange shares	350	402
Total(3)	253,450	177,691
(1)Common stock consisted of Newmark Class A common stock and Newmark Class B common stock. For the year ended December 31, 2025, the weighted-average number of shares of Newmark Class A common stock and Newmark Class B common stock that were included in our fully diluted EPS computation was 157.2 million shares and 21.3 million shares, respectively.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units. See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the 20.3 million partnership units held by Cantor as of December 31, 2025 were generally exchangeable into up to 18.8 million shares of Newmark Class A common stock and/or Newmark Class B common stock at the then-current Exchange Ratio of 0.9264. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the years ended December 31, 2025 and 2024, the weighted-average share count included 184.8 thousand and 77.7 million anti-dilutive securities, respectively, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Common stock outstanding	181,942	170,792
Partnership units	66,333	75,937
RSUs (Treasury stock method)	5,756	5,808
Newmark exchange shares	372	346
Total	254,403	252,883

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2025, we have issued 3.1 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

As of December 31, 2025, our contingent cash consideration balance related to acquisitions was $11.1 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying consolidated balance sheets.

Legal Proceedings

See the discussion under the heading “Transactions with Executive Officers and Directors — Mr. Howard Lutnick, Former Executive Chairman — Other Related Party Transactions,” in Note 24 — “Related Party Transactions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding Mr. Howard Lutnick’s December 2021 bonus award.

On August 5, 2022, Robert Garfield filed a complaint in the Delaware Court of Chancery, captioned Robert Garfield v. Howard Lutnick, et al. (Case No. 2022-0687) (the “Garfield action”), against the members of the Board and Mr. Lutnick in his capacity as Chairman of the Board and controlling stockholder. This derivative complaint alleges that in connection with the December 2021 bonus award, payable over a three-year period, granted to Mr. Lutnick: (i) the Board breached its fiduciary duty, (ii) neither the award nor the approval process employed by the Compensation Committee were entirely fair to the Company and its stockholders, and (iii) the members of the Compensation Committee did not exercise independent judgment. The complaint alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder by forcing the Company to grant the award and by accepting it. The complaint seeks rescission of the award and other compensation, as well as damages and other relief.

On October 7, 2022, Cardinal Capital Management, LLC filed a complaint in the Delaware Court of Chancery, captioned Cardinal Capital Management, LLC v. Howard Lutnick, et al. (Case No. 2022-0909-SG) (the “Cardinal action”), against Mr. Lutnick, the members of the Compensation Committee in 2021, who were Virginia S. Bauer, Kenneth A. McIntyre and Michael Snow as members of the Compensation Committee, and Barry Gosin, Michael Rispoli and Stephen Merkel, as Newmark’s executive officers. The derivative complaint alleges that in connection with the Company’s June 2021 partnership units exchange for Mr. Lutnick and Officers (as such term is defined in the Cardinal action) and the December 2021 bonus award, payable over a three-year period, granted to Mr. Lutnick: (i) the Compensation Committee and Officers breached their fiduciary duties and wasted corporate assets; and (ii) Mr. Lutnick and the Officers were unjustly enriched. The complaint also alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder, and wasted corporate assets, by forcing the Company to grant the award and by accepting it. The complaint seeks recoupment of the partnership units exchange and the bonus award, as well as damages and other relief.

On December 13, 2022, the Delaware Court of Chancery entered an order consolidating the Garfield and Cardinal actions into a single, consolidated action (Consolidated C.A. No. 2022-0687, hereinafter the “Consolidated Shareholder Action”) deemed to have commenced on August 5, 2022, when the Garfield action was filed. On January 10, 2023, the plaintiffs filed a consolidated amended complaint, whose claims, as well as requested relief, mirror the claims and relief sought in the Cardinal action in all material respects. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved by the Compensation Committee comprised of independent directors (which did not include Mr. Howard Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation consultant.

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

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The defendants filed a motion to dismiss and in response, on May 31, 2023, the plaintiffs filed an Amended Class Action Complaint alleging similar allegations as a basis for claims for breach of contract and violation of the Sherman Act. The defendants moved to dismiss the Amended Complaint. On February 23, 2024, the plaintiffs filed a Second Amended Complaint, repleading claims for violation of federal antitrust laws and challenging economic forfeiture and non-compete obligations as violative of federal competition law. On December 2, 2024, the District Court granted the defendants’ motion to dismiss the Second Amended Complaint. On December 16, 2024, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. The appeal was fully briefed in early 2025 and the Third Circuit held oral argument on September 17, 2025. On December 15, 2025, the Third Circuit affirmed the District Court’s judgment dismissing the case.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2025 and December 31, 2024, the aggregate balance of employee loans, net of reserve, was $862.2 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans was for the years ended December 31, 2025, 2024 and 2023, was $127.4 million, $123.9 million and $92.9 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying consolidated statements of operations.

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

During the year ended December 31, 2025, there was an increase of $2.7 million in our reserve balance. Additionally, there was $11.0 million of receivables expensed, totaling $13.7 million of “Operating, administrative and other” expense on the accompanying consolidated statements of operations. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $75.0 million outstanding on the Credit Facility as of December 31, 2025. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of December 31, 2025 was 379 basis points and 453 basis points at December 31, 2024. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $13.3 million based on our escrow balances as of December 31, 2025 and by $15.1 million based on our escrow balances as of December 31, 2024. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $13.3 million based on our escrow balances as of December 31, 2025 and by $15.1 million based on the escrow balances as of December 31, 2024.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $8.9 million based on our outstanding balances as of December 31, 2025 and by $7.5 million based on our outstanding balances as of December 31, 2024. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $8.9 million based on our outstanding warehouse balance as of December 31, 2025 and by approximately $7.5 million based on our outstanding warehouse balance as of December 31, 2024. During 2025, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Mortgage Servicing Rights, net
Description of the Matter
At December 31, 2025, the Company’s Mortgage Servicing Rights, net (“MSRs”) were $518 million. As discussed in Note 3 and Note 13 to the consolidated financial statements, the Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows.

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
March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Newmark Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Real Foundations, Inc. and Catella Valuation Advisors SAS, which are included in the 2025 consolidated financial statements of the Company and constituted 1.32% and 0.25% of total assets and 3.38% and 0.47% of net assets, respectively, as of December 31, 2025 and 0.41% and 0.05% of revenues and 0.40% and 0.48% of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Real Foundations, Inc. and Catella Valuation Advisors SAS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
March 2, 2026

NEWMARK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$229,109	$197,691
Restricted cash and short-term investments	120,176	107,174
Loans held for sale, at fair value	913,302	774,905
Receivables, net	628,405	604,601
Receivables from related parties	—	326
Other current assets (see Note 17)	114,050	87,976
Total current assets	2,005,042	1,772,673
Goodwill	802,040	770,886
Mortgage servicing rights, net	517,994	517,579
Loans, forgivable loans and other receivables from employees and partners, net	862,204	769,395
Right-of-use assets	447,765	500,464
Fixed assets, net	156,490	166,729
Other intangible assets, net	76,336	64,468
Other assets (see Note 17)	151,296	147,926
Total assets	$5,019,167	$4,710,120
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$892,439	$754,308
Accrued compensation	440,337	448,183
Accounts payable, accrued expenses and other liabilities (see Note 26)	572,294	577,940
Payables to related parties	1,835	—
Total current liabilities	1,906,905	1,780,431
Long-term debt	671,746	670,673
Right-of-use liabilities	437,205	489,832
Other long-term liabilities (see Note 26)	251,507	231,115
Total liabilities	3,267,363	3,172,051
Commitments and contingencies (see Note 28)
Redeemable partnership interests	12,049	13,900
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 246,782,485 and 224,490,246 shares issued at December 31, 2025 and December 31, 2024, respectively, and 160,656,704 and 149,506,832 shares outstanding at December 31, 2025 and December 31, 2024, respectively	2,468	2,245
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at December 31, 2025 and December 31, 2024, convertible into Class A common stock	212	212
Additional paid-in capital	998,903	753,001
Retained earnings	1,311,748	1,207,285
Treasury stock at cost: 86,125,782 and 74,983,414 shares of Class A common stock at December 31, 2025 and December 31, 2024, respectively	(854,565)	(745,931)
Accumulated other comprehensive loss	2,808	(11,287)
Total stockholders’ equity	1,461,574	1,205,525
Noncontrolling interests	278,181	318,644
Total equity	1,739,755	1,524,169
Total liabilities, redeemable partnership interests, and equity	$5,019,167	$4,710,120

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Management Services, Servicing Fees and Other	$1,244,233	$1,106,699	$970,877
Leasing and Other Commissions	1,002,562	857,617	839,595
Capital Markets	1,047,229	774,186	659,896
Total revenues	3,294,024	2,738,502	2,470,368
Expenses:
Compensation and employee benefits	1,947,473	1,598,400	1,489,138
Equity-based compensation and allocations of net income to limited partnership units and FPUs	282,045	185,398	139,747
Total compensation and employee benefits	2,229,518	1,783,798	1,628,885
Operating, administrative and other	658,940	597,594	536,697
Fees to related parties	33,310	26,446	27,204
Depreciation and amortization	181,303	174,299	166,221
Total operating expenses	3,103,071	2,582,137	2,359,007
Other income (loss), net	43,049	6,677	13,854
Income (loss) from operations	234,002	163,042	125,215
Interest expense, net	(32,482)	(31,768)	(21,737)
Income (loss) before income taxes and noncontrolling interests	201,520	131,274	103,478
Provision (benefit) for income taxes	46,074	45,783	41,103
Consolidated net income (loss)	155,446	85,491	62,375
Less: Net income (loss) attributable to noncontrolling interests	29,260	24,257	19,800
Net income (loss) available to common stockholders	$126,186	$61,234	$42,575
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$126,186	$61,234	$42,575
Basic earnings per share	$0.71	$0.36	$0.25
Basic weighted-average shares of common stock outstanding	178,456	172,179	173,475
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$172,994	$61,234	$42,575
Fully diluted earnings per share	$0.68	$0.34	$0.24
Fully diluted weighted-average shares of common stock outstanding	253,450	177,691	176,382
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Consolidated net income (loss)	$155,446	$85,491	$62,375
Foreign currency translation adjustments	16,905	(8,434)	9,112
Comprehensive income (loss), net of tax	172,351	77,057	71,487
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	32,070	22,555	21,478
Comprehensive income (loss) available to common stockholders	$140,281	$54,502	$50,009

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2023	$2,011	$212	$584,709	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net income	—	—	—	—	42,575	—	19,800	62,375
Foreign currency translation adjustments	—	—	—	—	—	7,434	1,678	9,112
Cantor purchase of Cantor Units from Newmark Holdings upon redemption exchange of FPUs, 422,646 units	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	(20,906)	—	—	(20,906)
Purchase of non-controlling interest	—	—	(3,462)	—	—	—	(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(42,107)	(42,107)
Grant of exchangeability, redemption and issuance of Class A common stock, 8,040,128 shares	84	—	61,351	—	—	—	23,175	84,610
Contributions of capital to and from Cantor for equity-based compensation	—	—	(2,182)	—	—	—	(600)	(2,782)
Repurchase of 5,785,370 shares of Class A Common Stock	—	—	—	(30,623)	—	—	(6,806)	(37,429)
Restricted stock units compensation	—	—	17,320	—	—	—	3,810	21,130
December 31, 2023	$2,095	$212	$657,736	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net income	—	—	—	—	61,234	—	24,257	85,491
Foreign currency translation adjustments	—	—	—	—	—	(6,732)	(1,702)	(8,434)
Cantor purchase of Cantor Units from Newmark Holdings upon redemption/exchange of FPUs, 662,703 units	—	—	—	—	—	—	2,330	2,330
Dividends to common stockholders	—	—	—	—	(20,624)	—	—	(20,624)
Purchase of limited partnership interests	—	—	(9,066)	—	—	—	(3,241)	(12,307)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(25,832)	(25,832)
Grant of exchangeability, redemption and issuance of Class A common stock, 14,596,569 shares	150	—	126,980	—	—	—	45,591	172,721
Contributions of capital to and from Cantor for equity-based compensation	—	—	(41,331)	—	—	—	(10,130)	(51,461)
Repurchase of 17,729,096 shares of Class A Common Stock	—	—	—	(171,024)	—	—	(41,546)	(212,570)
Forfeiture of Class A common stock, 308,426 shares	—	—	410	(5,672)	—	—	(1,273)	(6,535)
Restricted stock units compensation	—	—	18,272	—	—	—	4,436	22,708
December 31, 2024	$2,245	$212	$753,001	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169
Consolidated net income	—	—	—	—	126,186	—	29,260	155,446
Foreign currency translation adjustments	—	—	—	—	—	14,095	2,810	16,905
Cantor purchase of Cantor Units from Newmark Holdings upon redemption/exchange of FPUs, 595,632 units	—	—	—	—	—	—	2,213	2,213
Dividends to common stockholders	—	—	—	—	(21,723)	—	—	(21,723)
Exchange of Cantor Units for Newmark Class A common stock, 7,221,277 shares	72	—	90,030	—	—	—	(90,102)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(14,592)	(14,592)
Grant of exchangeability, redemption and issuance of Class A common stock, 15,070,962 shares	151	—	118,740	—	—	—	43,977	162,868
Contributions of capital to and from Cantor for equity-based compensation	—	—	(2,047)	—	—	—	(245)	(2,292)
Repurchase of 10,973,933 shares of Class A Common Stock	—	—	—	(106,343)	—	—	(20,724)	(127,067)
Forfeiture of Class A common stock, 168,435 shares	—	—	352	(2,048)	—	—	(314)	(2,010)
Restricted stock units compensation	—	—	36,216	—	—	—	6,822	43,038
Other	—	—	2,611	(243)	—	—	432	2,800
Balance, December 31, 2025	$2,468	$212	$998,903	$(854,565)	$1,311,748	$2,808	$278,181	$1,739,755

	Year Ended December 31,
	2025	2024	2023
Dividends declared per share of common stock	$0.12	$0.12	$0.12
Dividends declared and paid per share of common stock	$0.12	$0.12	$0.12

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$155,446	$85,491	$62,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(119,211)	(103,980)	(75,704)
Depreciation and amortization	181,303	174,299	166,221
Lease impairment	—	—	7,563
Provision (benefit) for credit losses on the financial guarantee liability	4,295	(1,891)	2,634
Provision (reversal) for doubtful accounts	9,363	230	(2,201)
Equity-based compensation and allocation of net income to limited partnership units and FPUs	282,045	185,398	139,747
Employee loan amortization and other non-cash compensation expense	155,273	123,856	92,935
Deferred tax provision (benefit)	16,809	1,047	(5,195)
Non-cash changes in acquisition related earn-outs	975	(3,845)	5,170
Unrealized (gains) on loans held for sale	(12,170)	(10,238)	(26,662)
Income from an equity method investment	—	—	(14,221)
Loan originations—loans held for sale	(10,727,688)	(8,625,601)	(6,913,075)
Loan sales—loans held for sale	10,601,462	8,389,879	6,549,138
Other	5,916	(1,110)	6,210
Consolidated net income (loss), adjusted for non-cash and non-operating items	553,818	213,535	(5,065)
Changes in operating assets and liabilities:
Receivables, net	(31,162)	17,676	(69,309)
Loans, forgivable loans and other receivables from employees and partners, net	(220,168)	(211,854)	(243,258)
Right-of-use assets	52,699	95,898	54,141
Receivable from related parties	326	(326)	—
Other assets	(7,682)	3,155	(9,036)
Accrued compensation	(90,194)	(15,143)	(22,262)
Right-of-use liability	(59,676)	(106,862)	(39,746)
Accounts payable, accrued expenses and other liabilities	(27,795)	629	71,675
Payables to related parties	1,835	(6,644)	(3,101)
Net cash provided by (used in) operating activities	172,001	(9,936)	(265,961)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	(53,360)	—	(99,885)
Proceeds from the exercise of redemption option	—	—	105,501
Purchase of non-marketable investments	—	(312)	—
Payments for intangible assets	—	(1,500)	—
Purchases of fixed assets	(29,372)	(31,509)	(55,361)
Purchase of restricted short-term investments	(334,379)	(110)	—
Proceeds from maturity of restricted short-term investments	219,000	—	—
Net cash provided by (used in) investing activities	(198,111)	(33,431)	(49,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	10,727,688	8,625,601	6,913,075
Principal payments on warehouse facilities	(10,589,557)	(8,369,924)	(6,551,850)
Borrowing of debt	520,000	845,000	930,000
Repayment of debt	(520,000)	(720,000)	(930,000)
Purchase of limited partnership interests	—	(12,307)	—
Treasury stock repurchases	(127,068)	(212,570)	(37,428)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(31,556)	(38,657)	(35,375)
Dividends to stockholders	(21,723)	(20,624)	(20,905)
Payments on acquisition earn-outs	(943)	—	(983)
Deferred financing costs	(1,690)	(6,993)	(5,074)
Net cash provided by (used in) financing activities	(44,849)	89,526	261,460
Net increase (decrease) in cash and cash equivalents and restricted cash	(70,959)	46,159	(54,246)
Cash and cash equivalents and restricted cash at beginning of period	304,865	258,706	312,952
Cash and cash equivalents and restricted cash at end of period	$233,906	$304,865	$258,706

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56,368	$32,129	$45,434
Taxes (1)	$43,463	$49,826	$57,181
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$80,348	$45,546	$80,088
Deferred tax asset	$19,456	$—	$—
Tax Receivable Agreement liability	$17,511	$—	$—
(1) For additional detail refer to Note 25— “Income Taxes."
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

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related to, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor’s overhead costs, are included as Fees to related parties on the accompanying consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on services agreements with Cantor which reflect the utilization of services provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 24 — “Related Party Transactions” for an additional discussion of expense allocations).

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

(b)    Recently Adopted Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 deferred the sunset date from December 31, 2022 to December 31, 2024, after which entities are no longer permitted to apply the relief in ASC 848. The ASU was effective upon issuance. The adoption of this guidance did not have an impact on the accompanying consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. Newmark adopted the standard on the required effective date for the financial statements issued for annual reporting periods beginning on January 1, 2025. Refer to Note 25—“Income Taxes.” The adoption of this guidance did not have an impact on the accompanying consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard, which is optional, addresses challenges faced by stakeholders when applying ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The new guidance can be adopted by Newmark beginning on January 1, 2026, using a prospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the current interim disclosure requirements and their applicability. The ASU is intended to address feedback from stakeholders that the current guidance is difficult to navigate. The amendments do not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting. The ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The new guidance will become effective for Newmark beginning on January 1, 2028, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The guidance clarifies, corrects errors in or makes other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The new guidance will become effective for Newmark beginning on January 1, 2027, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2025, the Exchange Ratio equaled 0.9264.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Newmark Class A common stock. Limited partnership interests held by Cantor in Newmark

Holdings as of December 31, 2025 are exchangeable for up to 18.9 million shares of Newmark Class B common stock, which are convertible into Newmark Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of December 31, 2025, the Exchange Ratio equaled 0.9264.

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

Cash and cash equivalents, restricted cash and short-term investments:
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

	December 31, 2025	December 31, 2024
Restricted cash	$4,797	$107,174
Restricted short-term investments	115,379	—
Restricted cash and short-term investments	$120,176	$107,174

Restricted cash and short-term investments had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
Restricted cash	$4,797	$4,797
Restricted short-term investments (greater than three months maturity)	$115,379	$116,175
December 31, 2025	$120,176	$120,972

The Company’s restricted short-term investments in U.S. Treasury Bills are classified as Level 1 in the fair value hierarchy. Fair value is determined using quoted prices from active markets. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash and cash equivalents and restricted cash on the accompanying consolidated statements of cash flows consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$229,109	$197,691
Restricted Cash	4,797	107,174
Cash and cash equivalents and restricted cash	$233,906	$304,865

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH program. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the years ended December 31, 2025, 2024 and 2023, there were increases (decreases) in the CECL related provision of $4.3 million, $(2.2) million and $0.9 million, respectively. The balance of the financial guarantee liabilities was $30.6 million and $26.3 million as of December 31, 2025 and 2024, respectively, and is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the years ended December 31, 2025, 2024 and 2023, there were decreases in the CECL related provision of $7.0 million, $5.1 million and $1.4 million, respectively. The balance of the reserve was $7.4 million and $14.4 million as of December 31, 2025 and 2024, respectively, and is included in “Receivables, net” on the accompanying consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both December 31, 2025 and 2024, the balance of this reserve was $8.8 million and was included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

Other Income (loss), Net:
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, mark-to-market gains or losses on marketable and non-marketable investments, recoveries from forfeited shares of restricted Newmark Class A common stock, and settlements from litigation unrelated to our operations. Other income (loss), net was $43.0 million of income for the year ended December 31, 2025 consisted primarily of $42.3 million received from insurers pursuant to the previously disclosed settlement from a previously disclosed derivative lawsuit. The amount consisted of $50.0 million of proceeds less $7.7 million of plaintiff’s counsel legal fees. Other income (loss), net of $6.7 million of income for the year ended December 31, 2024 primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock.

Reclassifications:
The Company has made reclassifications to prior period amounts to conform to current period presentation. These reclassifications had no effect on the reported results of operations. “Commercial mortgage origination, net” and “Investment sales” have been combined into one line, “Capital markets.” For the year ended December 31, 2023, $381.3 million, of Investment sales, and $278.6 million of Commercial mortgage origination, net, was combined and presented as $659.9 million of Capital markets.

Segment and Geographic Information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of December 31, 2025, the Company has identified the Chief Executive Officer as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation.

For the years ended December 31, 2025, 2024 and 2023, the Company had total revenue of $3.3 billion, $2.7 billion and $2.5 billion, respectively (which included $48.1 million, $37.7 million and $28.1 million, respectively, interest income on loans held for sale).

For the years ended December 31, 2025, 2024 and 2023, the Company’s significant expenses included $2.2 billion, $1.8 billion and $1.6 billion, respectively, of Compensation and employee benefits (which included $282.0 million, $185.4 million and $139.7 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $873.6 million, $798.3 million and $730.1 million, respectively, of non-compensation related operating expenses (which included $181.3 million, $174.3 million and $166.2 million, respectively, of depreciation and amortization and $33.3 million, $26.4 million and $27.2 million, respectively, of fees to related parties). The company had Interest expense, net of $32.5 million, $31.8 million and $21.7 million, respectively, and other income of $43.0 million, $6.7 million and $13.9 million, respectively. These items are included in the Company’s consolidated statements of operations.

As of December 31, 2025 and 2024, the Company had total assets of $5.0 billion and $4.7 billion, respectively. See the Company’s consolidated balance sheets for more information.

The chief operating decision maker evaluates the operating results and revenue of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Management services, servicing fees and other	$1,244,233	$1,106,699	$970,877
Leasing and other commissions	1,002,562	857,617	839,595
Capital markets	1,047,229	774,186	659,896
Revenues	$3,294,024	$2,738,502	$2,470,368
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$2,871,998	$2,375,348	$2,161,090
U.K.	234,827	210,570	154,380
Other (1)	187,199	152,584	154,898
Revenues	$3,294,024	$2,738,502	$2,470,368
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

MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. In using this valuation method, Newmark incorporates assumptions that management believes market participants would use in estimating future net servicing income. It is reasonably possible that such estimates may change. Newmark amortizes the MSRs in proportion to, and over the period of, the projected net servicing income. For purposes of impairment evaluation and measurement, Newmark stratifies MSRs based on predominant risk characteristics of the underlying loans, primarily by investor type (Fannie Mae/Freddie Mac, FHA/Ginnie Mae, commercial mortgage-backed securities, and other). To the extent that the carrying value exceeds the fair value of a specific MSR strata, a valuation allowance is established, which is adjusted in the future as the fair value of MSRs increases or decreases. Reversals of valuation allowances cannot exceed the previously recognized impairment up to the amortized cost.

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

Goodwill and Other Intangible Assets, net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance on Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Newmark did not recognize an impairment for the years ended December 31, 2025, 2024 and 2023, respectively.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from business combinations include trademarks and trade names, non-contractual customers, license agreements, non-compete agreements, and contractual customers. Newmark did not recognize an impairment for the years ended December 31, 2025, 2024 and 2023, respectively.

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

(4)    Acquisitions

On October 3, 2025, Newmark completed the acquisition of Real Foundations, Inc. and its subsidiaries, a U.S.-based professional services firm.

On November 24, 2025, Newmark completed the acquisition of Catella Valuation Advisors SAS, a France-based real estate valuation and advisory firm.

The following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition which occurred in 2025:

As of the Acquisition Date
Purchase Price
Cash	$66,482
Total	$66,482

Allocations
Cash	$13,122
Goodwill	19,810
Other intangible assets, net	30,188
Receivables, net	11,204

Fixed assets, net	621
Other assets	12,825
Accrued compensation	(9,207)
Accounts payable, accrued expenses and other liabilities	(12,081)
Total	$66,482

The total consideration for the acquisitions during the year ended December 31, 2025, was $66.5 million in total fair value comprising of cash. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $19.8 million.

These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $15.1 million to Newmark’s revenues for the year ended December 31, 2025.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic earnings per share:
Net income (loss) available to common stockholders	$126,186	$61,234	$42,575
Basic weighted-average shares of common stock outstanding	178,456	172,179	173,475
Basic earnings per share	$0.71	$0.36	$0.25

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$126,186	$61,234	$42,575
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	46,808	—	—
Net income (loss) for fully diluted shares	$172,994	$61,234	$42,575
Weighted-average shares:
Common stock outstanding	178,456	172,179	173,475
Partnership units(1)	69,773	—	—
RSUs (Treasury stock method)	4,871	5,110	2,413
Newmark exchange shares	350	402	494
Fully diluted weighted-average shares of common stock outstanding	253,450	177,691	176,382
Fully diluted earnings per share	$0.68	$0.34	$0.24

(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the years ended December 31, 2025, 2024 and 2023, 0.2 million, 77.7 million and 73.4 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Purchases

As of December 31, 2025, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Newmark Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Year Ended December 31,
	2025	2024	2023
Shares outstanding at beginning of period	149,506,832	152,639,359	150,384,605
Share issuances:
LPU redemption/exchange	18,198,885	12,196,746	6,174,573
Issuance of Class A common stock for Newmark RSUs	3,536,482	2,399,349	2,367,245
Other	388,438	474	(501,694)
Treasury stock repurchases	(10,973,933)	(17,729,096)	(5,785,370)
Shares outstanding at end of period	160,656,704	149,506,832	152,639,359

Class B Common Stock
Each share of Newmark Class B common stock is entitled to 10 votes and is convertible at any time into one share of Newmark Class A common stock.

As of both December 31, 2025 and December 31, 2024, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On November 4, 2024, Newmark’s Board re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries by Newmark in an aggregate amount up to $400.0 million, which authorization has no expiration date.

From time to time, Newmark may repurchase shares and/or purchase units. During the year ended December 31, 2025, Newmark repurchased 11.0 million shares of Newmark Class A common stock at an average price of $11.58 per share. During the year ended December 31, 2024, Newmark repurchased 17.7 million shares of Newmark Class A common stock at an average price of $11.99 per share. On September 23, 2024, the Company purchased 795,376 of Barry Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current exchange ratio of 0.9248). There were 68,346 additional units purchased at a price per unit of $14.96 during the year ended December 31, 2024, and no units purchased during the year ended December 31, 2023. The transaction was approved by the Compensation Committee. As of December 31, 2025, Newmark had $244.9 million remaining under its Share Repurchase and Unit Purchase Authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the year ended December 31, 2025 were as follows (in thousands, except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2025 - March 31, 2025	—	$—
April 1, 2025 - June 30, 2025(1)	10,839,674	$11.58
July 1, 2025 - September 30, 2025	—	$—
October 2025	134,259	$11.50
November 2025	—	$—
December 2025	—	$—
Total Repurchases	10,973,933	$11.58	$244,852
(1) On May 16, 2025, Mr. Howard Lutnick agreed to sell 11.0 million shares of Newmark Class A common stock beneficially owned by him to Newmark at a price of $11.58 per share pursuant to the Company’s Share Repurchase and Unit Purchase Authorization. Such repurchase closed on May 19, 2025 and October 6, 2025, and was approved by the Audit Committee. See Note 24 — “Related Party Transactions — Transactions with Executive Officers and Directors —Mr. Howard Lutnick, Former Executive Chairman — Sale of Newmark Class A Common Stock to the Company” for further information.

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of period:	$13,900	$16,244
Income allocation	1,620	1,428
Distributions of income	(1,527)	(1,196)
Issuance and other	(1,944)	(2,576)
Balance at end of period	$12,049	$13,900

(7)    Investments

Newmark had a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark had accounted for this investment under the equity method of accounting. Newmark did not recognize equity income (loss) for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2023, Newmark recognized equity income of $14.2 million. Equity income (loss) is included in “Other income (loss), net” on the accompanying consolidated statements of operations. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP. There was no additional gain recognized on the exercise and receipt of payment.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

The carrying values of these investments were $4.1 million and $5.2 million as of December 31, 2025 and 2024, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets. Newmark recognize realized losses of $0.9 million for the year ended December 31, 2025. Newmark did not recognize any realized gains (losses) for the year ended December 31, 2024 and 2023 respectively. Newmark recognized unrealized losses of $0.2 million and $3.8 million related to these investments for the years ended December 31, 2025 and 2023, respectively and Newmark did not recognize unrealized gains (losses) related to these investments for the year ended December 31, 2024. The changes in value are included as a part of “Other income (loss), net” on the accompanying consolidated statements of operations. Additionally, the Company did not make any investment during the year ended December 31, 2025 and 2023, respectively, and the Company invested $0.3 million during the year ended December 31, 2024.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying consolidated financial statements. Management believes that, as of December 31, 2025 and 2024, Newmark had met all capital requirements. As of December 31, 2025 and 2024, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $386.7 million and $370.2 million, respectively, as of December 31, 2025 and 2024.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under a legacy credit risk Freddie Mac TAH program that is no longer active. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans under this program serviced by Newmark. Management believes that, as of December 31, 2025 and 2024, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Furthermore, we act as Master servicer on a private CMBS securitization where we are required to advance Property Protective Advances (PPAs), with reimbursement generally within 120 days. Outstanding borrower advances were $5.8 million and $0.5 million as of December 31, 2025 and 2024, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

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

	December 31, 2025	December 31, 2024
Cost Basis	$901,132	$764,667
Fair Value	913,302	774,905

As of December 31, 2025 and December 31, 2024, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed Forward Sales Contracts for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both December 31, 2025 and December 31, 2024, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Year Ended December 31,
	2025	2024	2023
Interest income on loans held for sale	$48,080	$37,716	$28,068
Gains (losses) recognized on change in fair value on loans held for sale	12,170	10,238	26,662

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	December 31, 2025			December 31, 2024
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$3,241	$607	$110,013	$1,010	$1,350	$81,717
Forward Sales Contracts	2,799	1,809	1,011,144	7,491	3,253	846,384
Total	$6,040	$2,416	$1,121,157	$8,501	$4,603	$928,101
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital markets” on the accompanying consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.6 million, $0.1 million and $0.7 million of expenses for the years ended December 31, 2025, 2024 and 2023, respectively, which expenses are reported as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying consolidated statements of operations, were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Year Ended December 31,
		2025	2024	2023
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital markets	3,221	(226)	9,274
Rate lock commitments	Compensation and employee benefits	(587)	(114)	(693)
Forward Sale Contracts	Capital markets	990	4,238	(19,045)
Total		$3,624	$3,898	$(10,464)

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

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues from contracts with customers:
Leasing and other commissions	$1,002,562	$857,617	$839,595
Investment sales	559,392	417,684	381,276
Mortgage brokerage and debt placement	254,250	164,686	126,934
Management Services	954,098	833,002	725,034
Total	$2,770,302	$2,272,989	$2,072,839
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$122,833	$100,171	$82,082
Loan originations related fees and sales premiums, net	110,754	91,645	69,604
Servicing fees and other	290,135	273,697	245,843
Total	$3,294,024	$2,738,502	$2,470,368
(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASC 606.

Disaggregation of Revenues

Newmark’s chief operating decision-maker, regardless of geographic location and service line, evaluates the operating results, including revenues, of Newmark as total real estate services (see Note 3 — “Summary of Significant Accounting Policies” for further discussion).

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at December 31, 2025 and December 31, 2024 was $1.4 million and $1.3 million, respectively. During the years ended December 31, 2025, 2024 and 2023, Newmark recorded deferred revenue of $0.9 million, $0.7 million and $0.0 million, respectively, and recognized revenue of $1.0 million, $2.1 million and $1.7 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of December 31, 2025 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $146.0 million. Over half of the remaining performance obligations as of December 31, 2025 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of December 31, 2025 are as follows (in thousands):

2026	$95,181
2027	36,073
2028	12,870
2029	1,667
2030	159
Thereafter	—
Total	$145,950

(12)    Capital markets

Capital markets revenues are derived from the following activities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Investment Sales	$559,392	$417,684	$381,276
Fair Value of Expected Net Future Cash Flows from Servicing Recognized at Commitment, Net	122,833	100,171	82,082
Loan Originations Related Fees and Sales Premiums, Net	110,754	91,645	69,604
Mortgage Brokerage and Debt Placement	254,250	164,686	126,934
Total	$1,047,229	$774,186	$659,896

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Year Ended December 31,
Mortgage Servicing Rights	2025	2024	2023
Beginning Balance	$520,487	$534,390	$576,428
Additions	119,211	103,980	75,704
Purchases	—	110	—
Amortization	(119,293)	(117,993)	(117,742)
Ending Balance	$520,405	$520,487	$534,390

Valuation Allowance
Beginning Balance	$(2,908)	$(3,187)	$(7,876)
Decrease (increase)	497	279	4,689
Ending Balance	$(2,411)	$(2,908)	$(3,187)
Net Balance	$517,994	$517,579	$531,203

Servicing fees are included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations and were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Servicing fees	$183,998	$171,566	$159,599
Escrow interest and placement fees	53,557	61,446	54,151
Ancillary fees	4,500	2,969	3,256
Total	$242,055	$235,981	$217,006

 Newmark’s primary servicing portfolio as of December 31, 2025 and December 31, 2024 was $75.3 billion and $67.4 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of December 31, 2025 and December 31, 2024 was $3.6 billion and $6.5 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.6 billion and $2.5 billion at December 31, 2025 and December 31, 2024, respectively.

The estimated fair value of the MSRs as of December 31, 2025 and December 31, 2024 was $666.2 million and $658.1 million, respectively.

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

The discount rates used in measuring fair value for the years ended December 31, 2025 and 2024 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.2 million and $31.7 million, respectively, as of December 31, 2025, and by $16.6 million and $32.5 million, respectively, as of December 31, 2024.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2024	$776,547
Measurement period and currency translation adjustments	(5,661)
Balance, December 31, 2024	$770,886
Acquisitions	19,810
Divestiture	(4,001)
Measurement period and currency translation adjustments	15,345
Balance, December 31, 2025	$802,040

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the years ended December 31, 2025 and 2024, which did not result in a goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	84,554	(42,748)	41,806	11.4
Non-contractual customers	24,031	(18,465)	5,566	4.0
Trademark and trade names	12,959	(12,659)	300	0.8
Non-compete agreements	12,496	(9,380)	3,116	3.2
Technology	9,800	(2,622)	7,178	9.0
Other	1,551	(1,421)	130	5.0
Total	$163,631	$(87,295)	$76,336	9.9

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	59,527	(30,517)	29,010	2.9
Non-contractual customers	30,131	(19,280)	10,851	7.1
Trademark and trade names	12,423	(11,628)	795	0.5
Non-compete agreements	12,423	(8,131)	4,292	3.8
Other	4,611	(3,331)	1,280	8.3
Total	$137,355	$(72,887)	$64,468	3.9

Intangible amortization expense for the years ended December 31, 2025, 2024 and 2023 was $16.1 million, $19.8 million and $17.1 million respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of December 31, 2025 was as follows (in thousands):

2026	$13,883
2027	10,214
2028	6,161
2029	4,503
2030	2,336
Thereafter	20,999
Total	$58,096

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements, furniture and fixtures, and other fixed assets	$266,585	$254,337
Software, including software development costs	76,567	64,680
Computer and communications equipment	45,117	41,144
Total, cost	388,269	360,161
Accumulated depreciation and amortization	(231,779)	(193,432)
Total, net	$156,490	$166,729

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $46.4 million, $39.8 million and $39.2 million, respectively. Newmark recorded impairment charges of $7.2 million, $3.3 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

Capitalized software development costs for the years ended December 31, 2025, 2024 and 2023 were $9.6 million, $6.3 million and $12.5 million, respectively. Amortization of software development costs totaled $8.0 million, $7.9 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying consolidated statements of operations.
(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to sixteen years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2025.

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

Total lease liability as of December 31, 2025 was $538.6 million, of which $304.1 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of December 31, 2025 amounting to approximately $157.2 million.

Total lease liability as of December 31, 2024 was $598.3 million, of which $376.2 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of December 31, 2024 amounting to approximately $158.2 million.

Operating lease costs were $132.6 million, $141.2 million and $132.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in “Operating, administrative and other” expense on the accompanying consolidated statements of operations. Operating cash flows for the years ended December 31, 2025, 2024 and 2023 included payments of $133.0 million, $141.4 million and $122.3 million for operating lease liabilities, respectively. As of both December 31, 2025 and December 31, 2024, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the years ended December 31, 2025, 2024 and 2023, Newmark had short-term lease expense of $1.6 million, $0.6 million and $1.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, Newmark had sublease income of $3.6 million, $3.0 million and $2.8 million, respectively. For the years ended December 31, 2025 and 2024, there were no lease impairment charges. For the year ended December 31, 2023, the Company recorded lease impairment charges of $7.6 million. The Company evaluated its operating lease Right-of-use assets and determined that certain lease assets were abandoned during the year ended December 31, 2025. As a result of the abandonment of certain lease assets, the Company released accrued liabilities which resulted in a net credit of $13.3 million to “Operating, administrative and other” expense on the accompanying consolidated statements of operations.

The weighted-average discount rate as of December 31, 2025 and December 31, 2024 was 5.27% and 5.02%, respectively, and the remaining weighted-average lease term was 6.1 years and 5.7 years, respectively.

As of December 31, 2025 and December 31, 2024, Newmark had operating lease Right-of-use assets of $447.8 million and $500.5 million, respectively, and operating lease Right-of-use liabilities of $101.4 million and $108.4 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $437.2 million and $489.8 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying consolidated balance sheets.

Rent expense, including the operating lease costs above, for the years ended December 31, 2025, 2024 and 2023, was $184.6 million, $170.7 million and $162.5 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2041. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

December 31, 2025
2026	$125,088
2027	113,222
2028	101,054
2029	78,449
2030	64,894
Thereafter	166,529
Total lease payments	$649,236
Less: Interest	121,897
Present value of lease liability	$527,339

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Derivative assets	$6,040	$8,501
Prepaid expenses	74,495	51,481
Rent and other deposits	23,495	20,333
Other	10,020	7,661
Total	$114,050	$87,976
Other assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets (1)	$101,749	$98,912
Non-marketable investments	4,145	5,213
Other tax receivables	10,966	8,900
Advances on long-term contracts	4,345	10,550
Other	30,091	24,351
Total	$151,296	$147,926
(1) Deferred tax assets includes $19.5 million of a tax receivable relating to the Tax Receivable Agreement with Cantor. There is an offsetting related liability to Cantor of $17.5 million included in other long-term liabilities on the consolidated balance sheets.

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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2025	Balance at December 31, 2024	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 5, 2026	$450,000	$300,000	$129,645	$35,841	130 bps	Variable
Warehouse facility due September 25, 2026	200,000	200,000	232,356	143,470	130 bps	Variable
Warehouse facility due October 3, 2026 (1)(2)(3)	1,200,000	600,000	334,642	416,908	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	195,796	158,089	115 bps	Variable
Total	$1,850,000	$1,600,000	$892,439	$754,308

(1)The warehouse line was renewed on October 4, 2025. The maturity date was extended to October 3, 2026.
(2)The warehouse line was temporarily increased by $400,000 on December 1, 2025. The temporary increase expired on January 30, 2026.
(3)The stated spread to one month SOFR was lowered to 120 bps effective January 30, 2026.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both December 31, 2025 and December 31, 2024.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
7.500% Senior Notes	$596,746	$595,673
Credit Facility	75,000	75,000
Long-term debt	671,746	670,673
Total corporate debt	$671,746	$670,673

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

	Year Ended December 31,
	2025	2024	2023
Interest expense	$—	$—	$29,383
Debt issue cost amortization	—	—	1,120
Debt discount amortization	—	—	1,096
Total	$—	$—	$31,599

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal balance	$600,000	$600,000
Less: debt issue cost	3,254	4,327
Total	$596,746	$595,673

As of December 31, 2025 and December 31, 2024, the fair value of the 7.500% Senior Notes, based on Level 2 inputs, was $644.2 million and $628.2 million, respectively. The Company’s debt instruments are classified as Level 2 in the fair value hierarchy. Fair value is determined using a market approach based on observable market inputs, including benchmark interest rates and credit spreads obtained from third-party pricing services. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2025 and 2024, respectively.

Interest expense and amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$45,000	$43,625	$—
Debt issue cost amortization	1,074	1,041	—
Total	$46,074	$44,666	$—

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

Interest expense, amortization of debt issue costs and acceleration of debt issuance costs of the Delayed Draw Term Loan, included in “Interest expense, net” on the accompanying consolidated statements of operations was $3.7 million and $4.9 million for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Interest expense	$—	$1,038	$4,515
Debt issue cost amortization	—	16	342
Acceleration of debt issuance costs	—	2,653	—
Total	$—	$3,707	$4,857

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of December 31, 2025, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of December 31, 2025, there were $75.0 million of borrowings outstanding under the Credit Facility. As of December 31, 2025, borrowings under the Credit Facility carried an interest rate of 5.33%, with a weighted-average interest rate of 5.84% for the year ended December 31, 2025. During the year ended December 31, 2025, there were $520.0 million of borrowings and $520.0 million of repayments. As of December 31, 2024, there were $75.0 million of borrowings under the Credit Facility. As of December 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.15%, with a weighted-average interest rate for the year ended December 31, 2024 of 6.66%. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense and amortization of debt issue costs, and unused facility fee of the Credit Facility, included in “Interest expense, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$11,186	$7,348	$8,925
Debt issue cost amortization	1,417	1,326	1,238
Unused facility fee	867	1,048	972
Total	$13,470	$9,722	$11,135

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of December 31, 2025 and 2024, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both December 31, 2025 and 2024, respectively.

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

At December 31, 2025, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $36.2 billion with a maximum potential loss of approximately $11.4 billion. At December 31, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $32.1 billion with a maximum potential loss of approximately $10.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the years ended December 31, 2025, 2024 and 2023, there were increases (decreases) in the provision for expected credit losses of $4.3 million, $(1.9) million and $2.6 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of December 31, 2025, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.0 million. Proceeds from the liquidation of the asset were estimated to be approximately $6.3 million based on Newmark’s current estimate of fair value. No loss is expected for Newmark.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying consolidated statements of operations as follows (in thousands):

Balance, January 1, 2024	$28,551
Provision for expected credit losses	(1,891)
Credit loss settlement	(345)
Balance, December 31, 2024	$26,315
Provision for expected credit losses	4,295
Credit loss settlement	—
Balance, December 31, 2025	$30,610

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and a legacy credit risk Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of December 31, 2025, 16% and 12% of the $11.4 billion maximum loss exposure was for properties located in California and Texas, respectively. As of December 31, 2024, 18% and 13% of $10.0 billion of the maximum loss exposure was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.3 billion and $1.5 billion, as of December 31, 2025 and December 31, 2024, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$—	$—	$—
Loans held for sale, at fair value	—	913,302	—	913,302
Rate lock commitments	—	—	3,241	3,241
Forward Sales Contracts	—	—	2,799	2,799
Total	$—	$913,302	$6,040	$919,342
Liabilities:
Contingent consideration	—	—	22,652	22,652
Rate lock commitments	—	—	607	607
Forward Sales Contracts	—	—	1,809	1,809
Total	$—	$—	$25,068	$25,068

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$93	$—	$—	$93
Loans held for sale, at fair value	—	774,905	—	774,905
Rate lock commitments	—	—	1,010	1,010
Forward Sales Contracts	—	—	7,491	7,491
Total	$93	$774,905	$8,501	$783,499
Liabilities:
Contingent consideration	$—	$—	$21,935	$21,935
Rate lock commitments	—	—	1,350	1,350
Forwards Sales Contracts	—	—	3,253	3,253
Total	$—	$—	$26,538	$26,538

There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2025, 2024 and 2023, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of December 31, 2025
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$1,010	$3,241	$—	$(1,010)	$3,241	$3,241
Forward Sales Contracts	7,491	2,799	—	(7,491)	2,799	2,799
Total	$8,501	$6,040	$—	$(8,501)	$6,040	$6,040

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$21,935	$1,360	$—	$(643)	$22,652	$1,360
Rate lock commitments	1,350	607	—	(1,350)	607	607
Forward Sales Contracts	3,253	1,809	—	(3,253)	1,809	1,809
Total	$26,538	$3,776	$—	$(5,246)	$25,068	$3,776

	As of December 31, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$1,010	$—	$(9,604)	$1,010	$1,010
Forward Sales Contracts	1,259	7,491	—	(1,259)	7,491	7,491
Total	$10,863	$8,501	$—	$(10,863)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$(3,236)	$—	$(569)	$21,935	$(3,236)
Rate lock commitments	1,023	1,350	—	(1,023)	1,350	1,350
Forward Sales Contracts	20,304	3,253	—	(20,304)	3,253	3,253
Total	$47,067	$1,367	$—	$(21,896)	$26,538	$1,367

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2025
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$22,652	Discount rate	0.0% - 8.0%	(1)	3.7%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward Sales Contracts	$2,799	$1,809	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,241	$607	Counterparty credit risk	N/A		N/A

December 31, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$21,935	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$7,491	$3,253	Counterparty credit risk	N/A		N/A
Rate lock commitments	$1,010	$1,350	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of December 31, 2025 and December 31, 2024 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2025 and 2024, the present value of expected payments related to Newmark’s contingent consideration was $22.7 million and $21.9 million, respectively (see Note 28 — “Commitments and Contingencies”). As of December 31, 2025 and 2024, the undiscounted value of the payments, assuming that all contingencies are met, would be $25.5 million and $25.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $4.1 million and $5.2 million as of December 31, 2025 and 2024, respectively, which was included in “Other assets” on the accompanying consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $33.3 million, $26.4 million and $27.2 million for the years ended December 31, 2025, 2024 and 2023. These expenses are included as part of “Fees to related parties” on the accompanying consolidated statements of operations.

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

As of December 31, 2025 and December 31, 2024, the aggregate balance of employee loans was $862.2 million and $769.4 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $127.4 million, $123.9 million and $92.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations. The accompanying consolidated statements of cash flows also include other non-cash compensation expense in addition to employee loan amortization.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $1.6 million, $2.1 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, which were included as part of “Management services, servicing fees and other” on the accompanying consolidated statements of operations.

(d)    Transactions with Executive Officers and Directors

Howard W. Lutnick, Former Executive Chairman

Sale of Newmark Class A Common Stock to the Company

As previously disclosed, on May 16, 2025, Mr. Howard Lutnick, the U.S. Secretary of Commerce and the Company’s former Executive Chairman and former Chairman of the Board, agreed to sell to the Company 10,969,533 shares of Newmark Class A common stock beneficially owned by him, including (i) 7,989,936 shares held directly by Mr. Lutnick, (ii) 2,843,781 shares held in Mr. Lutnick’s personal asset trust, (iii) 3,384 shares held by the Mr. Howard Lutnick Family Trust, (iv) 2,573 shares held by Mr. Lutnick’s spouse, and (v) 129,859 shares originating from retirement accounts, including certain shares held by Mr. Lutnick’s spouse. The closing of the sale of the 10,839,674 shares held by him, his spouse, and the trusts occurred on May 19, 2025, and the closing of the sale of 129,859 shares held in retirement accounts will occur immediately after the closing of the sale of the voting shares of CFGM by Mr. Lutnick, which are pending subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. The price per share for the sale of the Lutnicks’ Newmark Class A common stock was $11.58, which is equal to the closing price of a share of Newmark Class A common stock on the Nasdaq Global Select Market on May 16, 2025. The aggregate purchase price of the shares held in retirement accounts were reduced by the after-tax portion of any dividends on such shares of Newmark Class A common stock paid to Mr. Lutnick and his spouse, in each case, between May 16, 2025 and the closing of the sale of the shares held in retirement accounts, as well as the after-tax portion of any declared but unpaid dividends on such shares of Newmark Class A common stock with a record date prior to the closing of the sale of the shares held in retirement accounts that are payable.

These repurchases are pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization and the repurchases of such shares pursuant to such existing authorization was expressly approved by the Audit Committee. These transactions are pursuant to Mr. Howard Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce.

Completion of Mr. Howard W. Lutnick Divestiture

On October 6, 2025, Mr. Howard Lutnick, the U.S. Secretary of Commerce and the Company’s former Executive Chairman and former Chairman of the Company’s Board, completed his previously announced divestiture of his holdings in the Company in connection with his appointment as the U.S. Secretary of Commerce. Mr. Howard Lutnick no longer has any voting or dispositive power over any of the securities of the Company.

On October 6, 2025, the following transactions closed in connection with the previously announced divestiture:

•The purchase by the Purchaser Trusts from Mr. Howard Lutnick, in his capacity as trustee of a trust, of all of the voting shares of CFGM, which is the managing general partner of Cantor, for an aggregate purchase price of $200,000, using cash on hand at the Purchaser Trusts.

•The purchase by certain other trusts controlled by Mr. Brandon Lutnick from Mr. Howard Lutnick, in his capacity as trustee of certain trusts, of certain interests, including all outstanding equity interests in Tangible Benefits, LLC, a Delaware limited liability company, and KBCR Management Partners, LLC, a Delaware limited liability company, that each hold shares of the Company, for an aggregate purchase price of $13,096,795.70, using cash on hand at the purchasing trusts.

•The repurchase by the Company of 129,859 shares of Newmark Class A common stock beneficially owned by Mr. Howard Lutnick and originating from retirement accounts, including certain shares held by his spouse, and an additional 4,400 shares of Newmark Class A common stock held directly by his spouse. The repurchases were made pursuant to the Company’s existing Share Repurchase and Unit Purchase Authorization, most recently reapproved by the Board and by the Audit Committee in November 2024, and the repurchases of these shares pursuant to such existing authorization was expressly approved by the Audit Committee in connection therewith.

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

On January 2, 2025, pursuant to the Standing Policy, and in connection with a grant of exchangeability made to Newmark Holdings units held by Mr. Gosin pursuant to the terms of the 2024 Gosin Employment Agreement, the Company granted exchange rights and monetization rights to Mr. Lutnick, and he elected to accept 101,133 exchange rights with respect to 101,133 previously awarded PSUs that were previously non-exchangeable. As of February 18, 2025, the date that Mr. Lutnick stepped down from his positions with the Company, and as of December 31, 2025, Mr. Lutnick’s balance under the Standing Policy was zero.

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

Luis Alvarado, Chief Operating Officer
On April 7, 2025, Luis Alvarado was appointed Chief Operating Officer of the Company.
Mr. Luis Alvarado’s two sons, Joseph Alvarado and Robert Alvarado, are employed by a subsidiary of Newmark. In 2025, Mr. Joseph Alvarado’s total compensation was approximately $860,000 and Mr. Robert Alvarado’s total compensation was approximately $230,000.
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

(f)     Other Related Party Transactions

There were no receivables from related parties as of December 31, 2025. Receivables from related parties were $0.3 million as of December 31, 2024. Payables to related parties were $1.8 million as of December 31, 2025. There were no payables to related parties as of December 31, 2024.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of December 31, 2025, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024 and shall expire on April 29, 2032, of approximately 6,200 of rentable square feet in San Francisco, California. As of December 31, 2025 the sublease was provided for a rate of approximately $37,000 per month. As of December 31, 2025, Newmark received $0.4 million from Cantor.

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

Referral Payments

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

On November 20, 2025, the Audit Committee authorized the Company to receive from a Cantor affiliate a referral fee payment equal to $1,000,000 in connection with the referral of Fermi America, a third-party Newmark client, for IPO related services.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as

Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9264 as of December 31, 2025. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

On November 18, 2025, Cantor purchased from Newmark Holdings an aggregate of (i) 524,108 exchangeable limited partnership interests for aggregate consideration of $1,909,908 as a result of the redemption of 524,108 Founding Partner interests, and (ii) 71,524 exchangeable limited partnership interests for aggregate consideration of $302,750 as a result of the exchange of 71,524 Founding Partner interests.

This transaction is expected to result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that Newmark would otherwise be required to pay in the future. The Tax Receivable Agreement that Newmark entered with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Newmark actually realizes as a result of the transaction. As of December 31, 2025, there was a $19.5 million tax receivable balance included in Other assets and a $17.5 million liability to Cantor included in other long-term liabilities on the accompanying consolidated balance sheets.

As of December 31, 2025, there were no Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of December 31, 2025.

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

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$15,252	$22,931	$28,317
U.S. state and local	7,215	9,748	11,634
Foreign	6,433	10,343	3,881
UBT	365	1,714	2,466
Total	$29,265	$44,736	$46,298
Deferred:
U.S. federal	12,615	2,660	(2,592)
U.S. state and local	7,062	222	(2,074)
Foreign	(2,895)	(2,275)	(91)
UBT	27	440	(438)
Total	$16,809	$1,047	$(5,195)
Provision for income taxes	$46,074	$45,783	$41,103

Pre-Tax Book Income in the consolidated statements of income included the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	223,585	144,246	111,902
International	(22,065)	(12,972)	(8,424)
Total	$201,520	$131,274	$103,478

Reconciliation of Statutory Federal Income Tax Rate to Effective Income Tax Rate is as follows:

	Year ended December 31, 2025
	Amount	Rate
U.S. Federal Statutory Rate	$42,319	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effects (1)	11,489	5.7
Foreign Tax Effects
United Kingdom
Valuation Allowance	3,721	1.9
Non-Controlling Interest	(2,206)	(1.1)
Other	605	0.3
France
Valuation Allowance	2,249	1.1
Other	(301)	(0.1)
Other Foreign	3,869	1.9
Effect of Cross- Borders Tax Laws
Foreign branch income (losses)	(4,770)	(2.4)
Tax Credits	(410)	(0.2)
Nontaxable / Nondeductible Items
Non-Controlling Interest	(4,777)	(2.4)
Sec 162(m) Compensation Deduction Limitation	572	0.3
Travel and Entertainment	2,493	1.3
Other	2,301	1.1
Changes in Unrecognized Tax Benefits	335	0.2
Other Adjustments
Stock-Based Compensation	(7,032)	(3.5)
Revaluation of deferred taxes related to ownership changes	(4,383)	(2.2)
Provision for income tax	$46,074	22.9%
(1)State and local income taxes in New York State, New York City and California made up the majority(greater than 50 percent) of the tax effect     in this category.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax expense at federal statutory rate	$27,567	$21,728
Non-controlling interest	(10,246)	(5,909)
Incremental impact of foreign taxes compared to the federal rate	(3,723)	(2,127)
Other permanent differences	2,602	(829)
U.S. state and local taxes, net of U.S. federal benefit	6,098	5,872
New York City UBT	1,762	1,041
Section 162(m) compensation deduction limitation	8,149	5,806
Revaluation of deferred taxes related to ownership changes	2,134	2,752
Other rate change	581	(1,408)
Valuation allowance	7,904	6,881
Prior year true ups	3,901	7,439
Windfall Tax Benefit	(4,201)	828
Uncertain Tax Positions	3,468	—
Other	(213)	(971)
Provision for income tax	$45,783	$41,103

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

Significant components of Newmark’s deferred tax asset and liability consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax asset
Basis difference of investments	$32,371	$36,266
Deferred compensation	143,685	130,510
Other deferred and accrued expenses	8,510	11,576
Net operating loss and credit carry-forwards	50,825	37,599
Other	—	1,238
Total deferred tax asset	235,391	217,189
Valuation Allowance	(48,815)	(38,261)
Deferred tax asset, net of allowance	$186,576	$178,928
Deferred tax liability
Depreciation and amortization	84,041	80,016
Other	2,271	—
Deferred tax liability(1)	$86,312	$80,016
Net deferred tax asset	$100,264	$98,912
(1)Before netting within tax jurisdictions.

Newmark has NOLs in non-U.S. jurisdictions of an approximate tax effected value of $49.9 million, of which $45.8 million has an indefinite life. The rest of the $4.1 million primarily consists of the Canada NOL which has a 20 year life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, substantially all of the total valuation allowance of $48.8 million relates to certain NOLs in non-U.S. jurisdictions. Newmark’s net deferred tax asset and liability are included on the accompanying consolidated balance sheets as components of “Other assets” and “Other liabilities,” respectively.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2022, 2018 and 2022, respectively.

The Company has elected to treat taxes associated with the Global Intangible Low-Taxed Income (GILTI) provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime as of December 31, 2025.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Balance, January 1, 2023	$—
Balance, December 31, 2023	$—
Increases related to prior year	$2,577
Balance, December 31, 2024	2,577
Increases related to prior year	142
Balance, December 31, 2025	$2,719

As of December 31, 2025, the Company’s unrecognized tax benefits, excluding interest and penalties, were $2.7 million, of which $2.6 million, if recognized, would affect the effective tax rate.

Newmark recognizes interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying consolidated statements of operations. As of December 31, 2025, Newmark had accrued $1.2 million for income tax-related interest and penalties of which $0.9 million was accrued during 2024.

The cash tax payments, net of refunds, consisted of the following (in thousands):

Year Ended December 31,
2025
Federal	$23,494
State
NYS	$2,395
NYC	1,799
Other States	5,035
Foreign
United Kingdom	8,022
Other Foreign	2,718
Total Cash Payments, net of refunds	$43,463

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$259,371	$272,324
Outside broker payable	60,030	64,897
Payroll taxes payable	146,530	126,289
Corporate taxes payable	2,562	1,393
Derivative liability	2,416	4,603
Right-of-use liabilities	101,385	108,434
Total	$572,294	$577,940

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation	$116,583	$111,839
Payroll and other taxes payable	45,720	52,887
Financial guarantee liability	30,610	26,315
Deferred rent	6,337	6,349
Contingent consideration	22,652	21,935
Payable related to Tax Receivable Agreement (1)	17,511	—
Other	12,094	11,790
Total	$251,507	$231,115
(1) There is an offsetting related deferred tax asset of $19.5 million included in other assets on the consolidated balance sheets.

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of December 31, 2025, an aggregate of 500.0 million shares were registered on Forms S-8. As of December 31, 2025, awards with respect to 126.1 million shares had been granted and 373.9 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9264 as of December 31, 2025.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Newmark Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Issuance of common stock and exchangeability expenses	$165,797	$110,973	$85,918
Limited partnership units amortization	34,307	23,203	14,267
RSU amortization	51,084	29,568	24,620
Total compensation expense	251,188	163,744	124,805
Allocations of net income to limited partnership units and FPUs (1)	30,857	21,654	14,942
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$282,045	$185,398	$139,747
(1) Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

Newmark Holdings Units
Balance, January 1, 2024	42,376,966
Issued	16,440,711
Redeemed/exchanged units	(6,166,506)
Forfeited units/other	(854,717)
Balance, December 31, 2024(1)	51,796,454
Issued	10,735,416
Redeemed/exchanged units	(11,541,874)
Forfeited units/other	(1,149,640)
Balance, December 31, 2025(2)	49,840,356

Total exchangeable units outstanding(1):
December 31, 2024	13,906,798
December 31, 2025	12,378,576
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of December 31, 2025, there were 2.2 million such partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2024, there were 2.7 million such partnership units in Newmark Holdings outstanding, of which 1.8 million units were exchangeable.
(2)As of December 31, 2025, the total Limited Partnership Units included 2.2 million Newmark Preferred Units.

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

	Year Ended December 31,
	2025	2024	2023
Newmark Holdings Units	13,118,692	9,835,548	11,232,651

Compensation expense related to the issuance of Newmark Class A common stock and grants of exchangeability on Newmark Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Issuance of common stock and exchangeability expenses	$165,797	$110,973	$85,918

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Notional Value	$153,976	$161,861
Estimated fair value of the post-termination payout(1)	$61,406	$56,210
Outstanding limited partnership units in Newmark Holdings	15,082,749	17,249,585
Outstanding limited partnership units in Newmark Holdings - unvested	3,959,532	5,570,815
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 4.6 million distribution earning limited partnership units and 3.0 million N Units as of December 31, 2025. The aggregate estimated grant date fair value of these awards was $22.3 million as of December 31, 2025. As of December 31, 2025, there was $10.1 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 2.1 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Limited partnership units amortization	$34,307	$23,203	$14,267

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	December 31, 2025	December 31, 2024
Notional Value	$512	$512
Estimated fair value of limited partnership units (1)	$261	$261
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

During the years ended December 31, 2025 and 2023, there was no compensation expense (benefit) related to these limited partnership units held by Newmark employees. During the year ended December 31, 2024, there was $(0.7) million compensation expense (benefit) related to these limited partnership units held by Newmark employees.

During the years ended December 31, 2025, 2024 and 2023, Newmark employees were granted 10.6 million, 12.3 million and 24.3 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain revenue thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as share-equivalent grants. During the years ended December 31, 2025, 2024 and 2023, 7.9 million, 10.4 million and 11.6 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled
Balance, January 1, 2024	12,133,105	$8.59	$104,251		4,883	$4.22	$21
Granted	2,838,998	9.92	28,159		19,425	6.87	133

Settled units (delivered shares)	(3,118,150)	8.61	(26,850)	$36,992	(1,243)	4.28	(5)	$10
Forfeited units	(876,228)	8.89	(7,789)		(19,479)	6.88	(134)
Balance, December 31, 2024	10,977,725	$8.91	$97,771		3,586	$4.08	$15
Granted	3,023,455	11.84	35,802		—	—	—
Settled units (delivered shares)	(3,994,549)	8.80	(35,147)	$57,886	(1,316)	4.28	(6)	$12
Forfeited units	(329,858)	9.86	(3,253)		—	—	—
Balance, December 31, 2025	9,676,773	$9.84	$95,173		2,270	$3.96	$9
(1)Newmark issues RSUs to Newmark employees with the awards vesting ratably over the three- to eight-year vesting period into shares of Newmark Class A common stock.
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
RSU amortization	$51,084	$29,568	$24,620

As of December 31, 2025, there was $59.7 million of total unrecognized compensation expense related to unvested Newmark RSUs, which is expected to be recognized over a weighted average period of approximately 4.0 years. During the year ended December 31, 2025, the company recognized $7.9 million of expense included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations due to a change in estimates related to RSUs. The change in estimate resulted in a decrease of $0.02 of earnings per basic and fully diluted share for the year ended December 31, 2025.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark’s contractual obligations as of December 31, 2025 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$660,487	$127,567	$218,558	$146,202	$168,160
Warehouse facilities(2)	892,439	892,439	—	—	—
Debt(3)	675,000	—	—	675,000	—
Interest on debt(4)	142,536	49,675	91,486	1,375	—
Interest on warehouse facilities(5)	3,167	3,167	—	—	—
Total	$2,373,629	$1,072,848	$310,044	$822,577	$168,160
(1)Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $913.3 million of loans held for sale, at fair value (see Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises”), which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Debt reflects long-term borrowings of $675.0 million which include $600.0 million outstanding aggregate principal amount of 7.500% Senior Notes and $75.0 million outstanding under the Credit Facility. The carrying amount of long-term debt was approximately $671.7 million in the aggregate, which includes $596.7 million under the 7.500% Senior Notes and $75.0 million under the Credit Facility. See Note 19 – “Debt.”
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
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the one-month SOFR rate plus their respective additional basis points, primarily 130 basis points above SOFR, applied to their respective outstanding balances as of December 31, 2025, through their respective maturity dates. Their respective maturity dates range from May 2025 to October 2025, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $3.5 billion at December 31, 2025. See Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

As of December 31, 2025 and 2024, Newmark was committed to fund approximately $0.1 billion and $0.1 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2019 through 2025 with contingent cash consideration of $11.1 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets.

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

(29)    Subsequent Events

On February 18, 2026, Newmark declared a qualified quarterly dividend of $0.03 per share payable on March 27, 2026, to Class A and Class B common stockholders of record as of March 13, 2026, which is the same as the ex-dividend date.

On February 18, 2026, Newmark's Board increased Newmark's share repurchase and unit redemption authorization to $400.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to deliver that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria set forth in the Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Based on the results of our 2025 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. We reviewed management’s conclusions on internal controls and the report of Ernst & Young LLP with our Audit Committee.

Management has excluded the acquisition of Real Foundations, Inc. and Catella Valuation Advisors SAS which did not have a material effect on our financial condition, results of operations or cash flows in 2025. However, we do anticipate that this acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2026. Real Foundations Inc. and Catella Valuation Advisors SAS is included in our 2025 consolidated financial statements and constituted 1.32% and 0.25% of total assets and 3.38% and 0.47% of net assets, respectively, as of December 31, 2025 and 0.41% and 0.05% of revenues and 0.40% and 0.48% of net income, respectively, for the year then ended.

Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information About Our Executive Officers,” and “Insider Trading Policy, Code of Ethics and Whistleblower Procedures” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement with the SEC on or before April 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2025” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Independence of Directors” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

19	Newmark Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant's Current Report on Form 10-K filed with the SEC on March 3, 2025)

21.1	List of subsidiaries of Newmark Group, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy of Newmark Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2025 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document

104	The cover page from this Annual Report on Form 10-K, formatted in iXBRL (included in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2026.

Newmark Group, Inc.

By:	/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Barry M. Gosin Barry M. Gosin	Chief Executive Officer (Principal Executive Officer)	March 2, 2026

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026

/s/ Stephen M. Merkel Stephen Merkel	Chairman of the Board of Directors	March 2, 2026

/s/ Kyle Lutnick Kyle Lutnick	Director	March 2, 2026

/s/ Virginia S. Bauer Virginia S. Bauer	Director	March 2, 2026

/s/ Kenneth A. McIntyre Kenneth A. McIntyre	Director	March 2, 2026

/s/ Jay Itzkowitz Jay Itzkowitz	Director	March 2, 2026