Form 10-K/A
period 2025-12-31
NEWMARK GROUP, INC.
filed 2026-04-30
CIK 1690680

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

For the transition period from_______to_________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2026
Class A Common Stock, par value $0.01 per share	156,337,861 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

Newmark Group, Inc.

2025 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

Throughout this document Newmark Group, Inc. is referred to as “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”

On March 2, 2026, Newmark filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2026 annual meeting of stockholders will be filed by April 30, 2026 (i.e., within 120 days after the end of the Company’s 2025 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2026 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 2, 2026, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (“Board of Directors” or “Board”) is currently composed of five members. Information with respect to our directors is set forth below.

INFORMATION ABOUT OUR DIRECTORS

Name	Age	Director Since	Biographies
Stephen M. Merkel	67	2025	Mr. Merkel has been a director of our Company since February 2025 and serves as Chairman of our Board. Mr. Merkel has served as our Executive Vice President and Chief Legal Officer since 2019. Mr. Merkel is Executive Vice Chairman, Executive Managing Director, and General Counsel for the Cantor Fitzgerald, L.P. (“Cantor”) group of companies, including Cantor, CF Group Management, Inc. (“CFGM”) and Cantor Fitzgerald & Co (“CF&Co”). Cantor and CFGM are our parent companies and CF&Co is a subsidiary of Cantor and is our affiliate. Mr. Merkel has served as our affiliate BGC Group, Inc.’s (“BGC,” including its predecessors eSpeed Inc. and BGC Partners, Inc., the latter of which is also referred to herein as “BGC Partners,” where appropriate) Executive Vice President and General Counsel since 2001. Since February 2025, Mr. Merkel has served as a director of BGC and as Chairman of BGC’s board of directors. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to BGC’s and Newmark’s operating partnerships and subsidiaries, as applicable. Prior to joining Cantor in 1993, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co., dedicated to the J. Aron Division, and prior to that, he was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Prior to that, he was a law clerk for the Honorable Irving R. Kaufman of the U.S. Court of Appeals for the Second Circuit. Mr. Merkel received a Bachelor’s degree with a major in History and Sociology of Science from the University of Pennsylvania and received his law degree from the University of Michigan Law School.

Kyle S. Lutnick	30	2025	Mr. Kyle S. Lutnick (“Mr. Kyle Lutnick”) has been a director of our Company since February 2025. Mr. Kyle Lutnick is Executive Vice Chairman of Cantor and President of CFGM. He also serves as a director of the Cantor Fitzgerald Relief Fund. From 2024 to 2025, he served as Global Managing Director of Knotel, Inc. (“Knotel”), Newmark’s flexible office and workspace business. From 2022 to 2024, he held positions within Knotel, including General Manager of UK & EMEA and Vice President of Business Development. Prior to joining Knotel, from 2020 to 2021, Mr. Kyle Lutnick was part of Newmark’s retail advisory team, where he advised clients in New York City. In 2019, Mr. Kyle Lutnick graduated from Stanford University with a Bachelor’s degree in Psychology. Mr. Kyle Lutnick is the son of our former Executive Chairman, Mr. Howard W. Lutnick (“Mr. Howard Lutnick”).

Name	Age	Director Since	Biographies
Virginia S. Bauer	69	2018	Ms. Bauer has been a director of our Company since June 2018. From 2010 to 2022, Ms. Bauer served as Chief Executive Officer of GTBM, Inc., a security technology company that develops and markets proprietary software solutions, where she currently serves as an advisor. Prior thereto, Ms. Bauer served as Senior Vice President of Covenant House International from 2009 to 2010, as the Secretary of Commerce for the State of New Jersey from 2004 to 2008, and as Director of the New Jersey Lottery Commission from 2003 to 2004. In addition, Ms. Bauer has served on the board of directors of the New Jersey Economic Development Authority since January 2020, on the Foundation Board of Monmouth Medical Center since 2009 and on the board of directors of the National September 11 Memorial & Museum since 2008. She previously served on the Board of Commissioners of The Port Authority of New York and New Jersey from 2008 to 2012 and on the Advisory Board of the Lower Manhattan Development Corporation from 2001 to 2004. She received an undergraduate degree from Rosemont College.

Jay Itzkowitz	66	2022	Mr. Itzkowitz has been a director of our Company since August 2022. Mr. Itzkowitz is an experienced real estate and mergers and acquisitions attorney. Since 2016, Mr. Itzkowitz has been the Executive Vice President and General Counsel of S.D. Malkin Properties, a Connecticut-based real estate investment firm. Mr. Itzkowitz holds senior positions in affiliates of S.D. Malkin Properties, including Value Retail PLC, the London-based owner and operator of large-scale premium shopping villages in Europe and China, and NY Hockey Holdings, the holding company of the New York Islanders and UBS Arena. From 2013 to 2016, Mr. Itzkowitz served as Senior Vice President and General Counsel for Los Angeles-based Anuvu Operations LLC (formerly Global Eagle Entertainment Inc.). From 2004 to 2014, Mr. Itzkowitz served as a Senior Managing Director of Cantor and affiliated entities. Prior to joining Cantor, Mr. Itzkowitz practiced law at Hogan Lovells (formerly Hogan & Hartson L.L.P.) and was Head of Mergers & Acquisitions for Vivendi Universal S.A. in New York and Paris. From 1992 to 2002, Mr. Itzkowitz held senior legal positions at The News Corporation Limited and its affiliate Fox Entertainment Group in Los Angeles, London, and New York. Prior to joining News Corporation, Mr. Itzkowitz practiced law at the firm of Paul, Weiss, Rifkind, Wharton & Garrison, LLP. In addition, Mr. Itzkowitz currently serves on the Board of Pininfarina S.p.A., a Milan Stock Exchange-listed automotive design firm. Mr. Itzkowitz graduated from Rutgers University School of Law and Harvard College.

Name	Age	Director Since	Biographies
Kenneth A. McIntyre	65	2020	Mr. McIntyre has been a director of our Company since January 2020. Mr. McIntyre has over 30 years of experience in the commercial real estate industry. Since February 2020, Mr. McIntyre has been the Chief Executive Officer of the Real Estate Executive Council (“REEC”), having served as a founding member of the board of directors of the organization since 2003. REEC is a preeminent trade association in the U.S. for minority commercial real estate professionals. Since 2012, Mr. McIntyre has been the Founder and Managing Principal of PassPort Real Estate, LLC, a New York-based consulting firm focused on advising developers and institutions on commercial real estate deals and platform structuring. His clients have included the Real Estate Associate Program (Project REAP), a non-profit that is focused on increasing the diversity of talent in the commercial real estate industry, where he served as the Executive Director, and The Port Authority of New York and New Jersey, where he served as Executive Advisor to the Office of Diversity & Inclusion. Mr. McIntyre was a Senior Vice President and Head of Commercial Real Estate at Hudson City Savings Bank from May 2014 to May 2016. Prior to joining Hudson City Savings Bank, Mr. McIntyre was a Managing Director in MetLife’s Real Estate Investments Group with various responsibilities across both the debt and equity portfolios, including Head of Equity Acquisitions; Head of Strategic Initiatives; Head of Real Estate Capital Markets; and Head of Commercial Mortgage Production and Pricing. Prior to joining MetLife, Mr. McIntyre held senior origination and relationship management roles at KeyBank, GE Capital Real Estate, UBS and Chase. Since March 2021, Mr. McIntyre has served on the Board of Trustees of Acadia Realty Trust. In addition, he is a member of The Real Estate Roundtable, where he serves on the Equity, Diversity and Inclusion Committee. Mr. McIntyre is also a Member of the Board of Governors for the Real Estate Board of New York and serves on the boards of directors of the National Jazz Museum of Harlem and the Yorkville Youth Athletic Association. Mr. McIntyre graduated from Florida A&M University with a degree in Economics and a concentration in Banking and Finance.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by, and serve at the discretion of, our Board. In addition to Mr. Stephen Merkel, who serves as Chairman of our Board and our Executive Vice President and Chief Legal Officer, our executive officers, their respective ages and positions, and certain other information with respect to each of them, are as follows:

Barry M. Gosin, 75, has served as our Chief Executive Officer since 1979 and a principal since 1978, and as Chairman of our operating company, Newmark & Co., since February 2025. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin spearheaded our merger with BGC in 2011 (see “Certain Relationships and Related Transactions, and Director Independence — Separation, Initial Public Offering, and Spin-Off Separation and Distribution Agreement” for a discussion of our Spin-Off (as defined) from BGC) and has since led our acquisition and hiring efforts and increased our annual revenues by over 12 times since 2011. An active industry and community leader, Mr. Gosin serves as a member of the board of directors of the Partnership for New York City, Trustee of the Citizens Budget Commission, and Trustee of Pace University. Mr. Gosin also serves as a member of the board of directors of Fountain House, a national mental health nonprofit organization. Mr. Gosin is a graduate of Indiana University.

Michael J. Rispoli, 54, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers our financial activities, with a focus on managing risk and monitoring cash flow. His responsibilities include financial planning and forecasting, accounting, financial reporting, financial due diligence, investor relations, and analysis and integration of acquisitions. Mr. Rispoli also provides services to our operating partnership and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the Chief Financial Officer of Grubb & Ellis from August 2010 to April 2012 and had served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli holds a Bachelor’s degree in accounting from Seton Hall University and is a licensed CPA in the State of New Jersey (inactive).

Luis A. Alvarado, 66, has served as our Chief Operating Officer since April 2025. Mr. Alvarado joined Newmark in 2015 as Executive Vice President and Boston Market Leader. Beginning in 2018, he served as Newmark’s Chief Revenue Officer and East Region Market Leader, positions he held until his appointment as Chief Operating Officer. Prior to his positions at Newmark, from 2008 to 2015, Mr. Alvarado served as President of Cushman & Wakefield’s East Region and also served as a member of Cushman’s Management Committee. Prior to that, Mr. Alvarado was a founding partner of Insight Partners, Inc., a value-add development company, where he served as general partner from 1994 to 2008. Mr. Alvarado was previously employed at The Travelers Insurance Company (“Travelers”) for 10 years and served as Vice President for the Eastern Region Asset Management Group. Mr. Alvarado began his career as a Controller of The Prospect Company, a subsidiary of Travelers. Mr. Alvarado graduated from Central Connecticut State University with a Bachelor’s degree in Accounting.

CORPORATE GOVERNANCE

Controlled Company Status

Although we may qualify as a “controlled company” under the corporate governance rules of the Nasdaq Stock Market LLC (“Nasdaq”) because Cantor and CFGM control the majority of our total voting power, we have nevertheless currently opted to have, and our Corporate Governance Guidelines currently provide for, a majority independent board of directors and a compensation committee composed of independent directors, and our director nominees are also recommended for the Board’s selection by a majority of our independent directors, each as more fully described below. In the future, we may consider relying on all or a portion of the exemptions from these requirements provided to “controlled companies” under Nasdaq rules.

Independence of Directors

Our Board has determined that each of Ms. Bauer and Messrs. McIntyre and Itzkowitz qualifies as an “independent director” in accordance with the published listing standards of Nasdaq. The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours, our parent or a consolidated subsidiary, and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the board of directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Howard Lutnick, our former Executive Chairman and former member of our Board, was a member of the board of directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and, subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from The Cantor Fitzgerald Relief Fund. In evaluating Mr. McIntyre’s independence, the Board took into consideration his service as an independent director at a public company for which the Company provides an immaterial amount of ordinary course real estate services. In evaluating Mr. Itzkowitz’s independence, the Board took into consideration his prior employment by a Cantor affiliate and his prior partnership interest in Cantor, which ended in 2014.

2025 Board of Directors and Executive Officers Changes and Mr. Howard Lutnick Divestiture

On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. Howard Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company. On February 18, 2025, the Board appointed Mr. Kyle Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, the Board appointed our Executive Vice President and Chief Legal Officer, Mr. Stephen M. Merkel, to serve as a member of the Board and as Chairman of the Board and the Board appointed our Chief Executive Officer, Mr. Barry M. Gosin, as Principal Executive Officer of the Company and as Chairman of Newmark & Company Real Estate, Inc. (“Newmark & Co.”), following Mr. Howard Lutnick’s departure and divestiture.

On October 6, 2025, Mr. Howard Lutnick completed the divestiture of his holdings in the Company, Cantor and CFGM in compliance with U.S. government ethics rules, including through the sale of all of the voting shares of CFGM and outstanding equity interests in various entities and family trusts that hold our common stock to trusts controlled by Mr. Brandon Lutnick. See “Certain Relationships and Related Transactions, and Director Independence — 2025 Howard W. Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement” for more information.

On April 7, 2025, the Board appointed Mr. Luis Alvarado to serve as our Chief Operating Officer.

Meetings and Committees of Our Board of Directors

Our Board held 21 meetings during the year ended December 31, 2025. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2025, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member.

Audit Committee

Our Board has an Audit Committee. The members of the Committee are currently Ms. Bauer and Messrs. McIntyre and Itzkowitz, with Mr. McIntyre serving as Chair of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing standards of Nasdaq and under special standards established by the SEC for members of audit committees, and each member of the Committee has been determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. The Committee operates pursuant to an Audit Committee Charter, which is available at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Audit Committee Charter” or upon written request from us free of charge.

Our Audit Committee selects our independent registered public accounting firm (our “auditors”), consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”) and administers our Whistleblower Complaint and Investigation Policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters (collectively, the “Whistleblower Policy”). The Committee pre-approves all audit services, audit-related services and permitted non-audit services to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 14 meetings during the year ended December 31, 2025.

During 2025, our Audit Committee approved the appointment of Ernst & Young LLP (“Ernst & Young”) as our auditors for the year ending December 31, 2025. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2025, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Compensation Committee

Our Board of Directors has a Compensation Committee. The Committee consists of Ms. Bauer and Messrs. Itzkowitz and McIntyre, with Ms. Bauer serving as Chair of the Committee. Each member of the Committee currently qualifies as “independent” in accordance with the published listing standards of Nasdaq. The Committee is responsible for establishing the compensation philosophy, policies and practices, participating in executive hiring and succession matters, reviewing and approving all compensation arrangements for our executive officers and for administering the Amended and Restated Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Amended and Restated Long Term Incentive Plan, which we refer to as the “Equity Plan,” and our Amended and Restated Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan” (together with the Equity Plan and the Participation Plan, the “Newmark Compensation Plans”). The Committee operates pursuant to a Compensation Committee Charter, which is available at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Compensation Committee Charter,” or upon written request from us free of charge. The Committee held 20 meetings during the year ended December 31, 2025.

Corporate Responsibility Committee

Our Board also has a Corporate Responsibility Committee (formerly known as our Environmental, Social and Governance Committee). The members of the Committee are currently Ms. Bauer and Mr. McIntyre. Mr. McIntyre is the Chair of the Committee. Each member of the Committee currently qualifies as “independent” in accordance with the published listing standards of Nasdaq. The Committee is responsible for working with management to provide oversight of corporate responsibility, social and human capital management, environmental and sustainability initiatives and procedures appropriate to the Company, to provide periodic reviews of the Company’s corporate responsibility practices and policies, to review management’s current corporate responsibility strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to a Corporate Responsibility Committee Charter, which is available at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Corporate Responsibility Committee Charter,” or upon written request from us free of charge. The Committee held six meetings during the year ended December 31, 2025.

Nominating Process

All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing standards of Nasdaq. Accordingly, our Board does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. The Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of all of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth herein under the section below entitled “Communications with Our Board of Directors.”

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

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial, real estate or other fields of each member. Specifically, Mr. Kyle Lutnick is qualified based on his business experience and real estate experience, including prior experience while employed at Newmark, Mr. Merkel is qualified based on his extensive business and legal experience and prior public company service, Ms. Bauer is qualified based on her depth of experience in both the technology and government sectors, Mr. Itzkowitz is qualified based on his experience as a mergers and acquisitions attorney in the real estate and media industries and his general business experience, and Mr. McIntyre is qualified based on his extensive experience in the commercial real estate industry and general business experience. Each of Ms. Bauer and Messrs. McIntyre and Itzkowitz is additionally qualified as a result of his or her status as an “audit committee financial expert.”

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

Skills and Experience	Merkel	K. Lutnick	Bauer	Itzkowitz	McIntyre
Business Operations	X	X	X	X
Finance/Accounting	X		X	X	X
Risk Management	X	X		X	X
Global Business	X	X		X
Human Capital Management	X		X
M&A	X			X
Other Public Company Board Service and Governance	X		X	X	X
Environmental	X
Real Estate Industry Experience	X	X		X	X
Global Financial Markets	X	X		X
Brokerage	X		X	X
Regulatory	X			X
Innovation and Strategy	X	X	X		X
Artificial Intelligence		X
Ethics and Integrity	X	X	X	X	X
Senior Leadership/CEO	X	X	X		X
Technology/Information Security	X		X

Chairman of the Board

Our Board has determined that, in light of the current ownership structure of the Company, having an independent or non-executive Chairman of the Board is not efficient or appropriate for our Company. Additionally, our Board does not have a lead independent director for the same reasons. Our strong, majority independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is primarily composed of independent, active and effective directors. Three of our five current directors meet the independence qualifications of the published listing standards of Nasdaq and the SEC and our Board’s standards for determining director independence. Only two of our current directors are affiliated with Cantor, our controlling stockholder, and only one member of executive management is currently a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, and through the strong leadership of our majority independent directors and Board committees and our highly effective corporate governance structures and processes. Accordingly, our Corporate Governance Guidelines provide for the annual election of the Chairman of the Board by our majority independent Board (which, if applicable, shall be the nominee of the stockholders who control a majority of the vote). The Board typically elects its Chair following the annual stockholders’ meeting, although this may be revisited at any time.

We believe that the Company and its stockholders are well served by having Mr. Merkel, our Chief Legal Officer, serve as Chairman of the Board, given Mr. Merkel’s deep leadership experience with the Company.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Corporate Governance Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to corporate responsibility matters. The Board reviews these principles and other aspects of governance annually. The Corporate Governance Guidelines are available at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.

Executive Sessions

In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of non-independent directors.

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend Annual Meetings of Stockholders of the Company. At the 2025 Annual Meeting of Stockholders, held on December 30, 2025, all of the Company’s directors were in attendance.

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

Non-executive brokers, managers and other professionals are generally compensated based upon production or commissions, which may involve our committing to certain transactions. These transactions may expose the Company to risks taken by individual employees who are motivated to increase production. While we have in place management oversight and risk-management policies, there is an inevitable conflict of interest between our compensation structure and certain brokerage, transactional, or similar risks to various portions of our businesses.

Succession Planning and Leadership Development

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

Our succession discussions were particularly relevant in 2024, as in November 2024, Mr. Howard Lutnick was nominated as the 41st U.S. Secretary of Commerce. Mr. Howard Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all of his positions with Newmark and as Chairman of the Board. Our Board elected Mr. Kyle Lutnick and Mr. Merkel to join our Board of Directors and Mr. Merkel to serve as Chairman of the Board. Our Board has appointed Mr. Gosin as Principal Executive Officer of the Company and as Chairman of Newmark & Co., following Mr. Howard Lutnick’s departure. On April 7, 2025, the Board appointed Mr. Alvarado to serve as our Chief Operating Officer as part of our leadership development initiatives.

CORPORATE RESPONSIBILITY

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

Newmark supports sustainable business practices and is focused on taking the steps necessary to continue developing our sustainability program internally and further develop the sustainability-related services we offer our clients. We retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established a Corporate Responsibility Executive Committee, comprised of key Company executives and other senior leaders, to provide direction for Newmark’s corporate responsibility, governance and sustainability progress and initiatives. Their results include:

●	The publication of our first Corporate Responsibility Report in 2023 and recent publication of our 2024 report;

●	Prioritization of industry-relevant corporate responsibility topics to guide our actions, informed by management, market, employee and investor interests and corporate responsibility standards;

●	Engagement on corporate responsibility topics to meet business and client objectives; and

●	Recognition as a Green Lease Leader from the Department of Energy and Institute for Market Transformation for sustainability, as well as green lease guidance used internally and shared with clients.

Human Capital Resources

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

Safe and Healthy Work Environment

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

Performance-Based and Highly Retentive Compensation Structure

Virtually all of our key executives and producers have equity or partnership stakes in the Company and/or its subsidiaries. Generally, they receive deferred equity, limited partnership units or RSUs as part of their compensation. As of December 31, 2025, our employees, brokers, independent contractors, partners, executive officers and directors owned approximately 24% of our equity on a fully diluted basis. See the organizational chart under the heading “Item 1—Our Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026, for more information.

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

The non-exchangeable limited partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years for compliance with partner obligations. This compensation structure has proven to be highly retentive, and between 2021 and 2025, we have retained approximately 93% of our top-performing producers.

From time to time, we may enter into various agreements with certain of our employees and brokers whereby these individuals may receive loans or bonus or salary advances under terms outlined in the underlying agreements. We believe these advances and loans provide incentives and promote entrepreneurship, retention and long-term engagement.

Compensation Recovery/Clawback Policy

The Company has adopted a compensation recovery policy (“Clawback Policy”) for its executive officers that complies with Nasdaq listing standards and Section 10D of the Securities Exchange Act of 1934. The policy applies to compensation received by the company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information (“Incentive-Based Compensation”). The policy provides for the recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or purely based on subjective goals or goals unrelated to financial reporting measures.

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

As a responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices and, in our occupier solutions business and property management businesses, recommend strategies to clients to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset. Newmark’s property, facilities and energy/sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

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

Environmental Policy and Energy and Sustainable Service Reference Guide

We have a policy with respect to the responsible environmental management of our operations. We are creating a baseline to understand and minimize the impact that our business has on the environment and are actively searching for ways to reduce our footprint. We are pursuing traditional, as well as new and innovative, methods to achieve our goals. Further information on our policy can be found on our website at www.nmrk.com/corporateresponsibility/ environmental-initiatives under the heading “Environmental Policy.”

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

Newmark annually publishes further details on our policies and programs in a Corporate Responsibility Report including employee resources, learning and development programs and supplier and vendor practices. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Policy Statement on Hedging, information about our charitable initiatives and other sustainability and corporate responsibility policies and practices on our website. The information contained in such report and on, or accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

Business Continuity and Resiliency

We have implemented practices to protect the continuity of our business and operations to maintain and advance value for stockholders and other stakeholders. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of health emergencies and natural or other disasters on our operations. We maintain concurrent data centers in the United States and internationally to provide backup of our computer systems and capacity for our employees to work remotely during crises or from time to time. These policies and practices enabled our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic and other global events in compliance with relevant rules and regulations in applicable jurisdictions, and in preservation of the health, safety and welfare of our workforce.

Charitable Policies and Practices

Our commitment to our people and others is evident through our corporate giving and charitable work. Newmark actively encourages our professionals to engage in civic and charitable efforts to support our clients and the communities in which we live and operate. In 2024, we supported approximately 200 different national and community-based organizations including hospitals, schools and universities, food banks and mental health providers. Some of the charities we supported include the American Heart Association, Big Brothers, Big Sisters, Boston Children’s Hospital, City of Hope, Fountain House, HFS Chicago Scholars, Homes Fit for Heroes, Lincoln Center, Mid-Ohio Food Bank, National Kidney Foundation, Pancreatic Cancer Foundation, Project Lyme, Stamford Hospital, Vision Forward, and the Youth Renewal Fund.

We actively encourage volunteerism and philanthropy among our people. As part of these values in action, we offer a matching program for employee donations to certain organizations recognized as tax-exempt under Section 501(c)(3) of the U.S. Internal Revenue Code of 1986 (the “Code”). The Company matches 100% of individual employee donations to The Cantor Fitzgerald Relief Fund made in September of each year, up to $5,000 per employee, in remembrance of the events of September 11, 2001. Employees have the option of designating a bona fide charity as the beneficiary of the donation and the match. Additionally, we offer a Volunteer Time Off program to support individual employee volunteerism in their communities. All full- and part-time regular employees are eligible to utilize one paid workday (one whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice. Participation is growing, and we intend to encourage broader use of this benefit and participation by employees in charitable and community service activities within all our office communities. In addition, the Company circulates a Charitable Newsletter quarterly, highlighting the philanthropic efforts of our employees around the world.

Additional charitable initiatives are in effect from time to time. In 2025, Newmark organized drives with The Cantor Fitzgerald Relief Fund for victims of the Los Angeles wildfires and the Central Texas flooding. Additional information about our charitable efforts is available at www.nmrk.com/corporate-responsibility/human-capital-social.

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and Corporate Responsibility Committees of our Board, our Insider Trading Policy, our Policy Statement on Hedging (“Hedging Policy”), our Clawback Policy and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

●	Independence of a majority of directors;

●	Only independent directors serve on each standing, Board-level committee;

●	Board-level Corporate Responsibility Committee;

●	Annual independence review of independent outside directors;

●	Diverse array of professional experience of the Board;

●	Annual director elections — we do not have a classified (“staggered”) Board;

●	The ability of our Board to accept the required resignation of a director who fails to obtain a majority vote for election;

●	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

●	A prohibition on personal loans to directors and executive officers;

●	Requirement for directors to inform the Board of changes in their principal job responsibilities;

●	Limits on the service of directors and executive officers on other public company boards;

●	Director orientation and continuing education;

●	Annual self-assessments of the performance of our Board and its committees and individual directors;

●	Insider Trading Policy, including prohibitions against trading while in possession of material, non-public information;

●	Prohibitions against hedging;

●	Clawback Policy for Incentive-Based Compensation;

●	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust Whistleblower Policy — completely confidential and with a whistleblower hotline available 24/7;

●	Annual evaluation of the performance of our Chief Executive Officer;

●	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

●	Periodic executive sessions of independent directors;

●	Strict ethical and other criteria for membership on the Board;

●	Detailed processes and review of all related party transactions and required approval by independent directors;

●	Access of the Board and its committees to management and to outside independent advisors;

●	Diversified mix of cash and short- and long-term equity awards designed to be highly retentive and risk-appropriate, and to align the interests of our executive officers with those of our stockholders;

●	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

●	Robust annual review and oversight of Code of Ethics responses;

●	Succession planning and leadership development of executive officers and potential senior managers having significant responsibility for business areas;

●	Annual stockholder say-on-pay votes;

●	Annual ratification of the appointment of our independent registered public accounting firm; and

●	Annual review of our corporate governance policies and practices.

Whistleblower Complaint and Investigation Policy

We have a policy regarding reporting of complaints about accounting, internal controls, employment and labor practices, auditing matters, or questionable financial practices. The policy is designed to provide a channel of communication for employees and others who have concerns about our conduct or any of our directors or employees. Complaints are treated seriously and handled expeditiously. Any person may submit a complaint to our independent outside law firm via a dedicated hotline and e-mail account available 24 hours a day, 7 days a week. Complaints that are accounting or financial in nature (“Accounting Complaints”) will be handled by the Chair of our Audit Committee and/or by our Chief Legal Officer, Corporate Secretary or designee.

Employees submitting an Accounting Complaint need not provide their names or other personal information and reasonable efforts will be used to conduct the investigation that follows from an Accounting Complaint from an employee in a manner that protects the confidentiality and anonymity of the employee submitting the Accounting Complaint.

Employees are reminded of the Whistleblower Policy at least annually and information is provided in local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our Whistleblower Policy is publicly available on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Whistleblower Complaint and Investigation Policy.”

Code of Business Conduct and Ethics

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in local languages and training and certifications are conducted annually for all employees. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Code of Business Conduct and Ethics.”

Compliance and Anti-Financial Crime Program Policy Statement

We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing, anti-fraud and anti-market abuse initiatives. We are committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption, including, but not limited to, the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act of 1977, as amended. Further information on this policy can be found on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Compliance and Anti-Financial Crime Program Policy Statement.”

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

Global Anti-Bribery and Corruption Policy Statement

We have a specific global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines “bribery” and “corruption” and provides for management and Board oversight. Further information on this policy can be found on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Global Anti-Bribery and Corruption Policy Statement.”

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

Cybersecurity Program Policy Statement

We are committed to combating the global threat of cyberattacks, endeavoring to secure our business through our information security programs to operate with confidence, through a deep understanding of cybersecurity risks, vulnerabilities, mitigations, and threats. These processes are managed by our cybersecurity team headed by our CISO and supported by our business continuity teams. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. Further information on these processes can be found on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Cybersecurity Program Policy Statement.” Further information on our cybersecurity risk-management strategy and the role of our Board and management in cybersecurity matters can be found in “Corporate Governance — The Board’s Role in Risk Oversight” herein, and Part I, Item 1C, Cybersecurity, of the 2025 Form 10-K.

Data Privacy Program Policy Statement

We have a global data privacy policy statement applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal information responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal information and privacy as well as the right of access to personal information, the right to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Data Privacy Program Policy Statement.”

Insider Trading Policy

We have an Insider Trading Policy applicable to transactions by, among others, our directors, officers and employees, in BGC or Newmark securities (“Covered Securities”) and transactions in other companies’ securities, which prohibits trading while in possession of material, non-public information about BGC, Newmark or other companies. Additionally, all trades involving Covered Securities must be disclosed to the Company’s compliance department before such trades are made. The Insider Trading Policy states that it is our policy to comply with all applicable securities and other laws and regulations when engaging in transactions in Covered Securities or the securities of other companies.

Additionally, under the Insider Trading Policy, we have pre-clearance procedures and processes for transactions in Covered Securities by our directors, executive officers, and other designated persons. Under these procedures and processes, such persons’ transactions in Covered Securities are subject to pre-clearance through our legal and compliance department. Persons subject to pre-clearance requirements are also required to receive approval in advance of entering into or modifying any trading plans designed to be compliant with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further information can be found on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Insider Trading Policy.”

Hedging Policy

We have a Hedging Policy with respect to equity securities issued by Newmark. In this regard, we prohibit our directors, officers and employees, including leased employees, brokers and independent contractors, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of equity securities issued by Newmark held by such persons, except with the explicit approval of our Audit Committee or its designees. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than the Company are not covered under the Hedging Policy. Further information can be found on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Policy Statement on Hedging.”

Additional Corporate Responsibility Information

To learn more about our policies and practices and our continuing efforts related to human capital management, corporate responsibility, sustainability, charitable giving and other matters, please refer to the Corporate Responsibility section of our website at www.nmrk.com/corporate-responsibility/corporate-governance, our most recent Corporate Responsibility Report and to our periodic reports filed under the Exchange Act, for further information. You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Insider Trading Policy, Hedging Policy, Environmental Policy, information about our charitable initiatives and other corporate responsibility policies and practices on our website. The information contained on, or that may be accessed through, our website, is not part of, and is not incorporated into, this Proxy Statement.

STOCKHOLDER ENGAGEMENT

Our Board of Directors and management team value the opportunity to engage with our stockholders and gain insight year-round on their views on a broad range of topics, including our strategy, financial performance, executive compensation, corporate governance, human capital management, and environmental and social goals. Our Board of Directors receives reporting on feedback from investors and stockholder voting results. In addition, our management routinely engages with investors at conferences and other forums. We also speak with proxy advisors to discuss, and receive feedback on, our governance practices and executive compensation programs. Feedback from investors informs the Board’s ongoing review of governance and compensation matters.

In recent years, we have also enhanced our engagement strategy through:

●	Information available on our website including SEC alerts, more detailed financial and operational disclosures in our investor presentations and supplemental Excel tables;

●	Commercial real estate-focused market reports, white papers, and thought leadership; and

●	Investor meetings, analyst and investor days, and conferences, including nearly 140 of such interactions with individuals at 65 firms in 2024. We had more than 300 of such interactions with individuals at more than 85 firms in 2025.

In each of the above periods, we reached out to institutions who collectively represented the majority of Newmark shares held by active professional investors. Of those who engaged with us, our interactions with them covered topics including industry and business trends, strategic initiatives and acquisitions, changes to management and key personnel, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, corporate responsibility and governance matters, board changes and composition, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

DELINQUENT SECTION 16(a) REPORTS

Under the securities laws of the United States, our directors, executive officers and any person beneficially owning more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us through the date hereof, other than as previously disclosed, the Company believes that all reports were filed on a timely basis, except that Mr. Alvarado filed two late Forms 4 to report the receipt of one grant of exchange rights on each of May 2, 2025 and July 28, 2025.

INSIDER TRADING POLICY, CODE OF BUSINESS CONDUCT AND ETHICS AND
WHISTLEBLOWER PROCEDURES

See “Corporate Responsibility — Insider Trading Policy,” above, for information regarding our insider trading policy.

Our Board has adopted a Code of Business Conduct and Ethics that applies to members of our Board, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Code of Business Conduct and Ethics.” If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics for which disclosure is required pursuant to the rules of Nasdaq or the SEC, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established our Whistleblower Policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Chief Legal Officer and the Corporate Secretary, and his, her or their designees and/or the Chair of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our Whistleblower Policy is publicly available on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Whistleblower Complaint and Investigation Policy.” Information available on our website is not incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background

The following Compensation Discussion and Analysis describes the material elements of our executive compensation program for 2025, as well as aspects of our executive compensation program which were designed and implemented by the Compensation Committee in February 2026, at which time 2025 year-end compensation decisions with respect to each of our executive officers in office at that time were reviewed and approved.

Since February 18, 2025, our principal executive officer for 2025 has been our Chief Executive Officer, Mr. Gosin. Our principal financial officer for 2025 was our Chief Financial Officer, Michael J. Rispoli. Our other two executive officers for 2025 were Messrs. Merkel and Alvarado. As reflected below, compensation for 2025 was paid to our former Chairman of the Board and Executive Chairman, Mr. Howard Lutnick, until he stepped down from his positions at the Company.

At the beginning of 2025, our principal executive officer was our former Chairman of the Board and Executive Chairman, Mr. Howard Lutnick. On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. Howard Lutnick stepped down as Chairman of the Board and Executive Chairman of the Company and as principal executive officer, and our Board appointed Mr. Gosin as our principal executive officer and as Chairman of Newmark & Co. On April 7, 2025, the Board appointed Mr. Alvarado to serve as our Chief Operating Officer.

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short- and long-term business objectives and to assist it in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to shorter- and longer-term performance, with the unified goal of increasing stockholder value over the long term.

In determining the compensation of our executive officers, our Compensation Committee considers a variety of factors, both qualitative and quantitative, consistent with our overall goals. Our objectives include a program that reflects the retentive effect of the payment of appropriate compensation for each executive officer, the pay practices of the Company’s peer group and other companies, the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data, and the Company’s and the executives’ success in meeting corporate objectives including attracting and retaining qualified brokers and other professionals, market position, revenue and profitability and other financial criteria, strategic growth and business positioning and objectives for long-term competitive advantage. While many of our brokers and other professionals are paid commissions, the compensation received by our executive officers is not specifically tied to mathematical formula-based performance targets. Additionally, from time to time, certain of our officers including Mr. Gosin and Mr. Alvarado have received compensation related to legacy commission-based arrangements. Unless compensation is specifically set forth in an applicable employment agreement, the compensation of our executive officers is determined based on a holistic review of all relevant compensation factors by the Compensation Committee with no particular weighting toward any specific metric or other factor. Such compensation factors may also include the ability to respond to extraordinary events and manage the business under changing financial, global, health, environmental and other circumstances.

We also believe that executive compensation should reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions, dispositions and other strategic arrangements. We further believe that specific significant events led by executives, including acquisitions, dispositions and other strategic arrangements, as well as management activities that create significant value and other significant transactions, should also be given significant weight. We believe that the performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. Further, although the vote is advisory and non-binding on the Board, the Compensation Committee considers the results of the “say-on-pay” vote alongside other considerations and data in reviewing our executive compensation programs.

In designing and implementing our executive compensation program, our Compensation Committee considers our operating and financial objectives, including our risk profile, and the effect that our executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors, among others, and the known trends and uncertainties identified in our public filings and considers how our executive compensation program serves to achieve its operating, financial and other strategic objectives while at the same time mitigating any incentives for executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term. Although reviewed by the Compensation Committee, our policy is generally that the compensation of our executive officers should not be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our Class A common stock will, in the long term, reflect our overall performance and, ultimately, our management by our executives. Long-term stock performance is incentivized in our executive compensation program through the grant of various equity and partnership awards to our executive officers as described below. We believe these awards closely align the interests of our executive officers with long-term stockholder value creation.

Our Compensation Committee is aware that Mr. Merkel may also receive compensation from our affiliates, including Cantor and BGC, for services rendered to each of them, but the Committee generally does not specifically review the nature or amount of such compensation. In 2025, Mr. Merkel spent approximately 30% of his working time on our matters. Mr. Merkel expects to spend approximately 25% of his working time on our matters in 2026. Our other current executive officers expect to spend 100% of their time working on our matters in 2026. These percentages may vary during 2026 depending on business developments at BGC, Newmark, Cantor or any of our or Cantor’s affiliates.

Overview of Compensation and Processes

For 2025, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) incentive awards granted that are designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our business lines and the performance of the Company and our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we may also restructure the existing partnership, equity and compensation arrangements of our executive officers. We may also adopt various policies or take actions related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock. We may also issue potential extraordinary grants to executive officers which may or may not be based on prior results or other performance measures, including stock price increase or other measures to be specified.

From time to time, we have also used employment agreements, change of control agreements, retention agreements, and other arrangements, including some with specified target or guaranteed bonus components, and extraordinary bonuses to attract, motivate and retain talented executives. Any such arrangements with the executive officers currently in effect are summarized under “Executive Compensation — Change of Control Agreements” and “Executive Compensation — Employment Agreements.”

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

From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2025 compensation, Korn Ferry (the “Compensation Advisor”) advised the Committee. The Committee retained the Compensation Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Compensation Advisor all compensation arrangements for 2025. For 2025, the Committee and the Compensation Advisor also reviewed additional pay for performance considerations and metrics and other measures including financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP financial results, our total consolidated revenue, fee revenue, and share price change, our relative performance versus our peers in individual business lines including leasing, capital markets fees, fees from management services, servicing and other, non-U.S. revenues, our market share in government-sponsored enterprise (“GSE”) origination and mortgage brokerage and debt placement, our development of strategic customer relationships, catalyst transactions, acquisitions, and strategy and management responsibility, challenges and risk management, international expansion and other specific line items and measures in order to review performance and consider compensation awards. The Committee reviewed the Company’s total revenues as a key performance measure for 2025. The Committee and the Compensation Advisor reviewed additional performance metrics and goals for 2025, including strategic hires or retention of key employees in competitive market conditions, the market penetration of the Company’s products and businesses in new geographies or markets, and they considered various discretionary factors. The Committee reviewed this data with no particular weighting toward any specific metric or other factor. While the Committee does take into consideration peer data and percentiles, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

The Compensation Committee considered whether the Compensation Advisor had any conflicts of interest and was otherwise independent in connection with its advice to the Committee. The Committee considered whether the Compensation Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Compensation Advisor; the policies and procedures adopted by the Compensation Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Compensation Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Compensation Advisor or such consultants hold any of our Class A common stock. The Compensation Advisor also provides services to the compensation committee of the board of directors of BGC. Upon evaluating such considerations, the Committee found no conflicts of interest in the Compensation Advisor advising the Committee or other factors that comprise the independence of the Compensation Advisor’s relationship with the Compensation Committee.

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

Base salaries for the following year are generally set for our executive officers at year-end meetings of the Compensation Committee or in the early part of the applicable year. At these meetings, the Compensation Committee also approves incentive bonuses under the Incentive Plan for the prior year and any discretionary bonuses and grants of equity and partnership awards under our Equity Plan and the Participation Plan to our executive officers for the prior year.

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

Historically in prior years, at or around the year-end or first quarter Compensation Committee meetings, Mr. Howard Lutnick, in his former role as Executive Chairman, made compensation recommendations to the Committee with respect to the other executive officers. Such executive officers were not present at the time of these deliberations. With respect to the determination of compensation for executive officers, the Committee has historically reviewed information from Mr. Howard Lutnick as it deemed necessary or appropriate, and the input from the Compensation Advisor, but ultimately the Committee made the sole determination of the compensation of all of our executive officers, including that of Mr. Howard Lutnick during the periods where he served as an executive officer.

Beginning with compensation for fiscal year 2025, Mr. Gosin and our other executive officers separately presented recommendations to our Compensation Committee with respect to their compensation and the compensation of the other executive officers. The Committee also met separately in executive sessions with the Advisor outside the presence of our executive officers to discuss compensation. The Committee deliberated on compensation decisions with respect to all executive officers with recommendations from the executive officers, members of our Board, and from time to time with recommendations of our controlling stockholder. When making its final compensation deliberations, the Committee met separately in executive sessions outside the presence of our executive officers. The Compensation Committee will continue to maintain its process of deliberation and to make the sole determination of the compensation of all of our executive officers.

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

The exercise price of all exercisable equity-based compensation is set at the closing price of our Class A common stock on the Nasdaq Global Select Market on the date of grant. With respect to limited partnership units and other equity or partnership awards, grants may be made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant and other factors such as the number of outstanding units intended to receive exchange rights or distribution-earning rights.

The Compensation Committee does not grant equity-based awards in anticipation of the release of material nonpublic information, nor do we accelerate or delay the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

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

Our Participation Plan provides for the grant or sale of Newmark Holdings limited partnership units. The total number of Newmark Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in Newmark Holdings (other than NPSUs (as described below)) are entitled to participate in preferred or quarterly partnership distributions from Newmark Holdings and other than Preferred Units (as defined below) and NPSUs are eligible to be made exchangeable for shares of our Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan and our Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards; however, the Committee has granted joint authority to Messrs. Gosin and Rispoli, our Chief Executive Officer and Chief Financial Officer, to grant awards to non-executive officer employees of the Company under the Equity Plan and Participation Plan and to establish sub-plans for such persons. In addition, our executive officers and other employees may also be offered the opportunity to purchase limited partnership units.

Discretionary and Retentive Partnership Opportunities

To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units issued under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants may include NPSUs, PSUs, and PPSUs, each as described below. The Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right to partnership distributions, exchangeability into shares of Class A common stock of Newmark, and various liquidity opportunities, create a best-in-class form of incentive award program for our executives. Until such units are made exchangeable into shares of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions.

We believe this structure incentivizes performance. These partnership units may be redeemed for zero by the Committee at its discretion while in non-exchangeable form. Traditionally, the Committee generally has not granted options and equity-based awards such as RSUs to executives and emphasized instead these flexible and retentive limited partnership units. The Committee has granted NPSUs, along with PSUs, and HDUs, provided as long-term incentives to executive officers, which awards may receive discretionary grants of exchange rights and be coupled with cash settlement awards. The Committee may consider RSUs and options, as well as partnership units and other forms of compensation, in future grants.

NPSUs have no value for accounting or other purposes at the time of grant, do not participate in quarterly partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of Class A common stock. NPSUs are non-exchangeable until replaced with a different unit. Grants of NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives in the event of business developments, changing compensation requirements or other factors, or in connection with execution of long-term employment arrangements.

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

Over time, as compensation goals are met and our executives are awarded other incentives, the Compensation Committee may choose, in its sole discretion, to grant an exchange right with respect to a PSU, held by an executive, thereby creating a potential liquidity event for the executive and creating a value for accounting purposes. The life cycle of these units, as they may evolve from NPSUs to shares of Class A common stock, provides the Committee and the Board of Directors with superior opportunities to retain and incentivize executives and employees in a tax-efficient and discretionary manner.

Until non-exchangeable units are made exchangeable into a share of Class A common stock or exchanged for cash at the discretion of the Committee, they are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance and helps align the interests of our executives with those of our investors.

Tax and Accounting Treatment

Our management and Compensation Committee recognize that we are subject to certain Financial Accounting Standards Board and SEC guidance on share-based awards and other accounting charges with respect to compensation of the executive officers and other employees. However, management and the Committee do not believe that these accounting charges should necessarily determine the appropriate types and levels of compensation to be made available. Where material to the Committee’s decisions, these accounting charges will be described in our compensation discussion and analysis, compensation tables and related narratives.

Our Compensation Committee may grant equity and partnership awards to executive officers in a variety of ways under the Equity Plan and the Participation Plan, including restricted stock, RSUs, exchange rights, cash settlement awards, options, and other equity grants under the Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatments and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted. All such charges are recorded under GAAP in the Company’s condensed consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

Certain limited partnership units held by Newmark employees entitle the holders to receive post-termination cash payments equal to the notional amount of the units. These limited partnership units are accounted for as post-termination liability awards under GAAP, which requires that Newmark record an expense for such awards based on the change in value at each reporting period. The liability for limited partnership units with a post-termination payout is included in “Other long-term liabilities” on our consolidated balance sheets. A GAAP compensation charge is also recorded on limited partnership units if and when (i) an exchange right is granted to such units to acquire shares of Class A common stock, or (ii) when an offsetting number of shares of Class A common stock are issued in connection with the redemption of non-exchangeable limited partnership units. Such charges are based on the market price of a share of Class A common stock on the date on which the exchange right is granted or the unit is redeemed, regardless of when such actions occur. Additionally, when an employee exchanges limited partnership units for a share of Class A common stock, a statutory tax deduction is generally allowed (including for U.S. federal income tax purposes) equal to the fair market value of a share of our Class A common stock on the date of the exchange. The date of the actual exchange and the related statutory tax deduction may occur in a fiscal period subsequent to when any relevant GAAP charges were recorded.

If shares of restricted stock granted are not subject to continued employment or service with us or any of our affiliates or subsidiaries, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed under GAAP on the date of grant.

Furthermore, for equity-based awards with a stated vesting schedule that are not subject to post-termination payments (which for Newmark generally means RSUs) equity-based compensation expense is recognized under GAAP during the relevant period based on the value of the portion of equity-based awards that are ultimately expected to vest. The grant-date fair value of such equity-based awards is amortized ratably over the awards’ vesting periods. In addition, forfeitures of RSUs are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In cases where actual forfeitures change original forfeiture assumptions, then an adjustment to previously recognized compensation charges and the related deferred tax asset will be recorded under GAAP. A statutory tax deduction is generally allowed (including for U.S. federal income tax purposes) on RSUs and restricted stock when the vesting occurs. The tax deduction for RSUs and restricted stock generally is measured as the restrictions lapse (i.e., as the employee vests in the award). At that time, the Company will determine if there is any excess tax benefit or deficiency by reference to the current stock price in relation to the grant date fair value.

For more information on Newmark’s equity-based compensation charges under GAAP, see “Note 27. Compensation” in the notes to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Compensation Recovery/Clawback Policy and Forfeiture and Recoupment

Clawback Policy

The Company adopted the Clawback Policy for its executive officers. The Clawback Policy applies to Incentive-Based Compensation. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy applies to Incentive-Based Compensation and not to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

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

2025 Compensation Actions Taken by the Compensation Committee

The compensation approved by our Compensation Committee and paid to our executive officers for 2025 is described in full in our Summary Compensation Table herein and the footnotes thereto. Below are descriptions of the various considerations and actions taken by our Compensation Committee for the determination of year-end compensation for our executive officers.

Consideration of Peer Data for 2025 and Other Factors

As part of its compensation process, in addition to qualitative and strategic factors, the Compensation Committee considered various peer, financial and market metrics by reviewing the latest public financial information available at the time compared with the disclosed growth rates for these same metrics at our full-service listed peers. These peers were CBRE Group, Inc., Colliers International Group Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield plc, and Savills plc for available data. The metrics included total consolidated revenue, fee revenue, share price change, and other financial measures including changes in GAAP and non-GAAP earnings metrics. The Committee also reviewed our relative performance versus these peers in individual business lines including leasing, capital markets fees, fees from management services, servicing and other, and non-U.S. revenues, as well as our market share in GSE origination and mortgage brokerage and debt placement. Items noted during the Committee’s review included growth in fees from management services, servicing, and other, leasing, capital markets, consolidated fee revenues and consolidated total revenues, and increases in 2025 volumes in investment sales and in total debt (which includes GSE and non-GSE commercial and multifamily originations, in all cases as compared to peers in the relevant periods presented.

Performance data, including both financial and market data, is often reviewed by the Committee as presented by management and by the Compensation Advisor. As part of its compensation process, the Committee reviewed this data broadly and as part of its mix of factors, with no particular weighting toward any specific metric or other factor. Further, as discussed under “— Overview of Compensation and Processes,” while we use market data from peer companies as a reference point for evaluating our executive compensation program among other qualitative and quantitative factors, we do not benchmark against any specific compensation level or metric.

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

Base Salaries for 2025

Annual base salary rates for 2025 were established in January 2025 by our Compensation Committee with respect to each of our executive officers in office at that time, based on their continuing qualifications, experience and responsibilities. The base salary rate for 2025 was continued at $1,000,000 for each of Messrs. Howard Lutnick and Gosin. The base salary rate for Mr. Rispoli for 2025 was continued at $850,000, and the base salary rate for Mr. Merkel for 2025 was continued at $500,000. The base salary rate of $1,000,000 for Mr. Alvarado was established on April 7, 2025 by our Compensation Committee upon his appointment as an executive officer. After February 18, 2025, Mr. Howard Lutnick did not receive a salary.

Base Salaries for 2026

Annual base salary rates for 2026 were established in February 2026 by our Compensation Committee with respect to each of our executive officers in office at that time, based on their continuing qualifications, experience and responsibilities. The base salary rate for 2026 was continued at $1,000,000 for Mr. Gosin. The base salary rate for Mr. Rispoli for 2026 was continued at $850,000, and the base salary rate for Mr. Merkel for 2026 was continued at $500,000. The base salary rate for Mr. Alvarado for 2026 was established in April 2025 by our Compensation Committee and was $1,000,000.

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

Incentive Plan Bonus Goals for 2025

In April 2025, our Compensation Committee determined that Messrs. Gosin, Rispoli, Alvarado and Merkel, our executive officers for 2025, would be participating executives for 2025 in our Incentive Plan. Mr. Howard Lutnick was not a participating executive for 2025 because he stepped down before the Committee designated the participating executives for the Incentive Plan for 2025.

For 2025, the Compensation Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million) provided that (i) the Company achieved operating profits or Adjusted Earnings annually for 2025, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2024, (ii) the Company achieved improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2025 as compared to 2024 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2025, in each case calculated on substantially the same basis as in the Company’s 2024 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increased its market penetration for any product or business into any new market or geography in 2025 as compared to 2024, (iv) the Company has increased its revenue for any product or business so as to achieve greater diversification of its existing businesses in 2025 as compared to 2024, (v) the Company achieved the successful execution in 2025 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (vi) the Company achieved in 2025 the strategic hire, retention or development of key personnel in competitive market conditions, or (vii) the Company achieved in 2025 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “Performance Goals”).

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units, or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. The Compensation Committee retained the right to reduce, in its sole and absolute discretion, the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives had been achieved.

Incentive Plan Bonuses Awarded for 2025

On February 18, 2026, having determined that the Performance Goals established in the first quarter of 2025 had been met for 2025, our Compensation Committee made awards to the participating executive officers for 2025 under our Incentive Plan. The awards were granted using a stock price of $15.50 on February 18, 2026, as adjusted by the 0.9264 exchange ratio in effect as of such date, resulting in a per Newmark Holdings unit price of $14.36, and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to the participating executives, the Committee awarded significant portions of the 2025 Incentive Plan awards to Messrs. Merkel and Alvarado in the form of long-term partnership units. These units are eligible for partnership distributions, if any, in a given period, which are tied to the Company’s current and future earnings and may rise and fall with the Company’s results and market conditions in a given period. The partnership unit awards, however, are issued as non-exchangeable, and the non-Preferred Unit awards may be made exchangeable into the Company’s Class A common stock at a future time, at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price. All of such 2025 partnership awards are forfeitable in the event that any such executive were to leave the Company and compete or otherwise violate applicable partnership obligations. By choosing to pay a portion of Messrs. Merkel and Alvarado’s Incentive Plan awards in partnership units, the Compensation Committee expects to incentivize him with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses in a similar manner to how Messrs. Gosin and Rispoli are incentivized by the partnership unit and RSU awards, respectively, that they have received under their respective employment agreements.

In making its bonus determinations for 2025, our Compensation Committee considered various qualitative and quantitative compensation factors, including the Performance Goals, the retentive effect of the payment of appropriate compensation for each executive officer, and the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data. The impact of any of these measures during 2025 or beyond may materially impact the value of current and previous partnership and equity awards, thus aligning the interests of the executive officers with those of our stockholders. The Compensation Committee also considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Compensation Advisor. The specific Incentive Plan awards to our executive officers were as follows:

●	Mr. Rispoli’s aggregate bonus of $1,500,000 for 2025 was paid $1,050,000 in current cash compensation and $450,000 in a long-term partnership award represented by 15,669 non-exchangeable PSUs and 15,669 non-exchangeable PPSUs with a determination price of $14.36 per unit. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Rispoli’s leadership and efforts in 2025 as well as his contribution to the Company’s ongoing financial strategy, treasury and other financial matters, and the Company’s improved performance in 2025. In addition to his Incentive Plan award, Mr. Rispoli received a portion of his previously awarded RSU award which vested as provided for in his employment agreement. See “Executive Compensation — Employment Agreements — Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

●	Mr. Merkel’s aggregate bonus of $1,300,000 for 2025 was paid $812,500 in current cash compensation and $487,500 in a long-term partnership award represented by 16,974 non-exchangeable PSUs and 16,974 non-exchangeable PPSUs with a determination price of $14.36 per unit. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Merkel’s guidance on regulatory and other matters, advice for developing businesses and overall leadership on business, legal, personnel and regulatory matters during the year, as well as his additional expected management responsibilities before and after Mr. Howard Lutnick’s departure.

●	Mr. Alvarado’s aggregate bonus of $2,150,000 for 2025 was paid $1,190,000 in current cash compensation and $960,000 in a long-term partnership award represented by 33,426 non-exchangeable PSUs and 33,426 non-exchangeable PPSUs with a determination price of $14.36 per unit. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Alvarado’s broker and client management and leadership and improved performance.

As noted below, the compensation attributed to fiscal year 2025 for Mr. Gosin was previously awarded to him under his employment agreement. See “Executive Compensation — Employment Agreements Awards — Gosin Employment Agreement Awards” for more information.

Incentive Plan Bonus Goals for 2026

In April 2026, the Compensation Committee determined that Messrs. Gosin, Merkel, Rispoli and Alvarado, our current executive officers, would be participating executives for 2026 in the Incentive Plan. For 2026, the Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus in accordance with the terms of the Incentive Plan; provided that (i) the Company achieves operating profits or Adjusted Earnings annually for 2026, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2025, (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2026 as compared to 2025 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2026, in each case calculated on substantially the same basis as in the Company’s 2025 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increases its market penetration for any product or business into any new market or geography in 2026 as compared to 2025, (iv) the Company increases its revenue for any product or business so as to achieve greater diversification of its existing businesses in 2025 as compared to 2025, (v) the Company achieves the successful execution in 2026 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (vi) the Company achieves in 2026 the strategic hire, retention or development of key personnel in competitive market conditions, (vii) the Company meaningfully engages in 2026 in automation initiatives, AI adoption and other appropriate technology efficiencies or progression, or (viii) the Company achieves in 2026 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “2026 Performance Goals”).

The 2026 Performance Goals, in each case, are expected to be reviewed by the Compensation Committee with no particular weighting toward any specific 2026 Performance Goal or other factor and are subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2026 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such bonus may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. To the extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate as noted above, the cost of compensation awarded under any of the Newmark Compensation Plans shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to determine the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the 2026 Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee retains discretion to authorize bonuses and other awards, as well as other compensation, to the participating executives regardless of whether or not such bonuses or other compensation is tax deductible by the Company under tax law in effect at such time.

Employment Agreement Awards

Messrs. Gosin’s and Rispoli’s respective employment agreements provided for awards issued at the signing of the employment agreements but attributed by the Compensation Committee to compensation for fiscal years through 2027, but also allow the Compensation Committee to grant additional discretionary annual bonuses, including under the Incentive Plan. See “Executive Compensation — Employment Agreements” below for more information on each respective employment agreement.

Gosin Employment Agreement Awards

Mr. Gosin received a $1,500,000 cash bonus award for 2025 pursuant to the terms of the 2024 Gosin Employment Agreement (as defined below). Additionally (i) 1,145,474 of Mr. Gosin’s NPSUs previously awarded under the 2023 Gosin Employment Agreement (as defined below), as adjusted by the then-current exchange ratio of 0.9258, were converted into 1,237,280 non-exchangeable PSUs on December 31, 2025; and (ii) 423,729 NPSUs of Mr. Gosin’s NPSUs previously awarded under the 2024 Gosin Employment Agreement, as adjusted by the then-current exchange ratio of 0.9258, were converted into 457,689 non-exchangeable PSUs on December 31, 2025. See “Executive Compensation — Employment Agreements — Gosin Employment Agreement” below for more information on the schedule and criteria for the NPSUs granted pursuant to the 2023 Gosin Employment Agreement and the 2024 Gosin Employment Agreement, to convert into non-exchangeable PSUs and to receive exchange rights.

Rispoli Employment Agreement Awards

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

Transactions with and Modifications of Awards to Executive Officers

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units or the acceleration of the vesting of RSUs or other awards or other repurchase or monetization transactions in order to provide liquidity to the executives, taking into consideration the retentive impact of the remaining awards held by the executives. See below under “— Former Standing Policy for Mr. Howard W. Lutnick” for actions relating to Mr. Howard Lutnick’s partnership units in connection with the Standing Policy (as defined below).

Vesting, Replacement and Exchange Right Grants in 2025

On February 5, 2025, the Compensation Committee granted Mr. Howard Lutnick 1,148,970 exchange rights with respect to 1,148,970 previously awarded PSUs that were previously non-exchangeable. Also on February 5, 2025, in connection with and immediately following the grant of the 1,148,970 exchange rights, Mr. Howard Lutnick exercised exchange rights with respect to 2,859,437 PSUs, at the then-current exchange ratio of 0.9279 shares of Class A common stock per Newmark Holdings unit, for 2,653,272 shares of Class A common stock, delivered less 1,343,905 shares withheld by Newmark for taxes at $14.14 per share, in the amount of 1,309,367 net shares.

On March 15, 2025, 42,865 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under the Rispoli Employment Agreement, delivered less 15,454 shares withheld by Newmark for taxes at $12.40 per share, in the amount of 27,411 net shares.

On May 2, 2025, Mr. Alvarado received exchangeability on 1,219 PSUs and 1,219 PPSUs with an aggregate determination amount of $18,755, in accordance with a monetization schedule approved before Mr. Alvarado became an executive officer of the Company. Also pursuant to this schedule, on July 28, 2025, Mr. Alvarado received exchangeability on 1,220 PSUs and 1220 PPSUs with an aggregate determination amount of $18,755.

On July 29, 2025, the Compensation Committee (i) granted Mr. Merkel 68,302 shares of Class A common stock following the redemption and cancellation of 73,657 of Mr. Merkel’s non-exchangeable PSUs at the then-current exchange ratio of 0.9273 shares of Class A common stock per unit delivered less 13,158 shares withheld by Newmark for taxes at $14.37 per share, in the amount of 55,144 net shares, and (ii) redeemed 73,657 of Mr. Merkel’s non-exchangeable PPSUs for an aggregate determination value of $795,097.47, less taxes.

On October 1, 2025, Mr. Rispoli received exchangeability on 4,378 PSUs and 4,378 PPSUs with an aggregate determination amount of $41,897, in accordance with the previously approved monetization schedule in connection with the signing of the Rispoli Employment Agreement, and 14,285 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under the Rispoli Employment Agreement, delivered less 7,293 shares withheld by Newmark for taxes at $18.49 per share, in the amount of 6,992 net shares. For more detail regarding the monetization schedule for Mr. Rispoli’s PSUs and PPSUs entered into in connection with the signing of the Rispoli Employment Agreement, see “— Replacement and Exchange Right Grants in 2022.”

On December 31, 2025, Mr. Gosin received exchange rights on (i) 1/7th of the 1,237,624 Newmark Holdings PSUs converted on April 1, 2023, (ii) 1/6th of the 1,240,901 Newmark PSUs converted on December 31, 2024; and (iii) 1/5th of 1,238,620 Newmark PSUs converted on August 14, 2024 resulting in an aggregate of 531,022 exchangeable Newmark Holdings PSUs.

Historical Lutnick Award

On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. Howard Lutnick (the “Historical Lutnick Award”), which was evidenced by the execution and delivery of a Retention Bonus Agreement, dated December 28, 2021 (the “Retention Bonus Agreement”), in consideration of his success in managing certain aspects of the Company’s performance as its principal executive officer and Chairman. The bonus award rewarded Mr. Howard Lutnick for his efforts in delivering superior financial results for the Company and its stockholders, including in particular his success in creating substantial value for the Company and its stockholders in connection with creating, structuring, hedging and monetizing the forward share contract to receive over time shares of common stock of Nasdaq held by the Company and the strong balance sheet and significant amount of income created from this. A principal reason for structuring the bonus award with a substantial portion to be paid out over three years was also to further incentivize Mr. Howard Lutnick to continue to serve as both the Company’s principal executive officer and its Executive Chairman for the benefit of the Company’s stockholders.

The Retention Bonus Agreement provided for an aggregate cash payment of $50 million, which was paid as follows: $20 million within three days of the date of the Retention Bonus Agreement and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. As of December 31, 2024, all payment obligations under the Retention Bonus Agreement and related to the Historical Lutnick Award have been fully satisfied.

Former Standing Policy for Mr. Howard W. Lutnick

In March 2018, our Compensation Committee and Audit Committee approved a standing policy (the “Standing Policy”) that gave Mr. Howard Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to (i) participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units; (ii) accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted stock; or (iii) participate in transactions that monetize and/or provide liquidity of equity or partnership awards granted to other executive officers, including the right to exchange non-distribution earning units such as NPSUs into distribution-earning units such as PSUs, or convert Preferred Units such as PPSUs into regular, non-Preferred Units, such as PSUs, based upon the highest percentage of distribution earning awards and in the same proportion of regular to Preferred Units held by another executive.

The policy provided generally that Mr. Howard Lutnick would be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity or partnership awards, which include, but are not limited to, opportunities (i) to have non-exchangeable units redeemed or replaced by other non-exchangeable units; (ii) to have non-exchangeable units received upon such replacement redeemed by Newmark Holdings for cash, or, with the concurrence of Cantor, granted exchange rights for shares of Newmark’s Class A common stock; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted shares of Class A common stock; and (iv) to replace non-distributing units with distributing units and replace Preferred Units with non-Preferred Units. The policy may also include exchange of units into HDUs or other units with a capital account and the cancellation or redemption of non-exchangeable units and the issuance of new shares or units.

Under the policy, Mr. Howard Lutnick had the right to accept or waive in advance some or all of the foregoing opportunities that we may offer to any other executive officer. In each case, Mr. Howard Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity would be cumulative (and, accordingly, Mr. Howard Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any executive officer) and be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy could result in grants to him of exchange rights/cash settlement awards, grants of HDUs or other units with a capital account, the cancellation or redemption of non-exchangeable units and the issuance of new shares or units, or the acceleration of the lapse of restrictions on transferability of shares of restricted stock owned by him.

On January 2, 2025, pursuant to the Standing Policy, and in connection with a grant of exchangeability made to Newmark Holdings units held by Mr. Gosin pursuant to the terms of the 2023 Gosin Employment Agreement, the Company granted exchange rights and monetization rights under the Standing Policy to Mr. Howard Lutnick, and he elected to accept 101,133 exchange rights with respect to 101,133 previously awarded PSUs that were previously non-exchangeable.

As of February 18, 2025, the date that Mr. Howard Lutnick stepped down from his positions with the Company, Mr. Howard Lutnick no longer had units for which he had previously waived monetization rights and for which he could have future monetization rights pursuant to the Standing Policy.

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

Mr. Gosin receives the use of a car and driver in connection with his duties as an executive officer. In 2025, such personal benefits had an aggregate incremental cost of approximately $168,848.

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

Dated: April 30, 2026	THE COMPENSATION COMMITTEE

Virginia S. Bauer, Chair
Jay Itzkowitz
Kenneth A. McIntyre

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)(1)	(e) Equity Awards ($)(2)(3)		(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(4)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Barry M. Gosin,	2025	1,000,000	1,500,000	—	*	—	—	—	168,848	(5)	2,668,848	*
Chief Executive Officer	2024	1,000,000	6,500,000	20,000,000		—	—	—	159,664	(5)	27,659,664
	2023	1,000,000	6,500,000	40,000,000		—	—	—	238,735	(5)	47,738,735
Michael J. Rispoli,	2025	850,000	—	—		—	1,500,000	—	—		2,350,000
Chief Financial	2024	850,000	—	—		—	600,000	—	—		1,450,000
Officer	2023	850,000	—	—		—	500,000	—	—		1,350,000
Stephen M. Merkel,	2025	500,000				—	1,300,000	—	—		1,800,000
Chief Legal Officer	2024	500,000	—	—		—	1,150,000	—	—		1,650,000
	2023	500,000	—	—		—	1,000,000	—	—		1,500,000
Luis A. Alvarado,	2025	953,846	—				2,150,000	—	—		3,103,846
Chief Operating Officer (6)	2024	—	—	—		—	—	—	—		—
	2023	—	—	—		—	—	—	—		—
Howard W. Lutnick,	2025	136,986	—	5,792,626		—	—	—	—		5,929,612
Former Executive Chairman (7)	2024	1,000,000	10,000,000	—		—	9,000,000	—	—		20,000,000
	2023	1,000,000	10,000,000	—		—	9,000,000	—	—		20,000,000

*

The amount for Mr. Gosin excludes $15,000,000 of awards granted in prior periods, which were instead reported in the year of grant ($10,000,000 in 2023 and $5,000,000 in 2024) in accordance with SEC disclosure rules. These amounts were attributed by the Compensation Committee to be part of Mr. Gosin’s 2025 compensation package. Accordingly, if these amounts had been included in Mr. Gosin’s 2025 compensation in the Summary Compensation Table above, the Total Compensation for 2025 reported under column (j) above for Mr. Gosin would have been $17,668,648.

(1)	For Mr. Gosin, the $1,500,000 in Column (d) for 2025 represents the $1,500,000 cash bonus Mr. Gosin received with respect to 2025 pursuant to the terms of the 2023 Gosin Employment Agreement, (ii) the $6,500,000 in column (d) for 2024 represents the $5,000,000 cash retention bonus paid to Mr. Gosin in 2024 in connection with the terms of the 2024 Gosin Employment Agreement and the $1,500,000 cash bonus Mr. Gosin received with respect to 2024 pursuant to the terms of the 2023 Gosin Employment Agreement, and (iii) the $6,500,000 in column (d) for 2023 represents the $5,000,000 discretionary cash bonus paid to Mr. Gosin in 2023 and approved by the Compensation Committee on December 12, 2023 and the $1,500,000 cash bonus Mr. Gosin received with respect to 2023 pursuant to the terms of the 2023 Gosin Employment Agreement.

For Mr. Howard Lutnick, Column (d) includes $10,000,000 paid to Mr. Howard Lutnick in each of 2024 and 2023 in connection with the Historical Lutnick Award described above under “Historical Lutnick Award.”

(2)	Column (e) does not include units that have previously appeared in the Summary Compensation Table as compensation in prior years and were reflected in column (g) of the table for each of those prior years at their full notional dollar values, or the monetization thereof.

See “Compensation Discussion and Analysis — Transactions with and Modifications of Awards to Executive Officers” and “Compensation Discussion and Analysis — Former Standing Policy for Mr. Howard W. Lutnick” for a discussion of the monetization events in prior years relating to these previously reported units.

(3)	Gosin column (e) summary

The 2025 amount under column (e) for Mr. Gosin excludes the grant date fair values of the awards previously issued to Mr. Gosin under the 2023 Gosin Employment Agreement and 2024 Gosin Employment Agreement as noted below, which is each disclosed in its entirety in its respective grant year in accordance with SEC rules, but were attributed by the Compensation Committee to have been part of Mr. Gosin’s compensation with respect to calendar year 2025 due to their exchangeability set forth in the applicable employment agreement ($10,000,000 attributed to calendar year 2025 from the 2023 Gosin Employment Agreement Award and $5,000,000 attributed to calendar year 2025 from the 2024 Gosin Employment Agreement Award). Including only these attributed amounts to Mr. Gosin’s 2025 compensation in the Summary Compensation Table would result in the amount of $17,668,648 being reported for Mr. Gosin in 2025 under column (j).

The 2024 amount of $20,000,000 under column (e) for Mr. Gosin represents the fair value at the time of grant of 1,694,915 non-exchangeable Newmark Holdings NPSUs granted in 2024 to Mr. Gosin at $11.80 per unit (which was the price of our Class A common stock on August 7, 2024), which had a schedule for the grant of exchange rights pursuant to the terms of the 2024 Gosin Employment Agreement. The grant date fair value of this award is disclosed in its entirety in calendar year 2024 in accordance with SEC rules but is attributed by the Compensation Committee to be part of Mr. Gosin’s compensation with respect to each of calendar years 2026 and 2025 ($15,000,000 to be attributed to calendar year 2026 and $5,000,000 attributed to calendar year 2025. Including only these attributed amounts to Mr. Gosin’s 2024 compensation in the Summary Compensation Table (and including the amounts attributed to 2024 relating to Mr. Gosin’s $40,000,000 award granted in 2023 as described below) would result in the amount of $17,659,664 being reported for Mr. Gosin in 2024 under column (j).

The 2023 amount of $40,000,000 under column (e) for Mr. Gosin represents the fair value at the time of grant of 4,581,902 non-exchangeable Newmark Holdings NPSUs granted in 2023 to Mr. Gosin at $8.73 per unit (which was the price of our Class A common stock on February 10, 2023), which had a schedule for the grant of exchange rights pursuant to the terms of the 2023 Gosin Employment Agreement. The grant date fair value of this award is disclosed in its entirety in calendar year 2023 in accordance with SEC rules but were attributed ratably (in $10,000,000 increments for each year) by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2025, 2024, 2023 and 2022. Including only these attributed amounts to Mr. Gosin’s 2023 compensation in the Summary Compensation Table would result in the amount of $17,738,735 being reported for Mr. Gosin in 2023 under column (j).

See “— Employment Agreements — Gosin Employment Agreement” below for more information, including regarding the criteria and schedule for the grant of exchange rights to the units described above.

Howard Lutnick column (e) summary

The 2025 amount of $5,792,626 under column (e) for Mr. Lutnick represents the aggregate fair value of the exchange of 250,000 exchangeable PSUs into 250,000 shares of our Company Class A common stock at $14.14 per share and the exchange of 250,000 exchangeable PPSUs for their determination amount of $2,512,000. These 250,000 PSUs and 250,000 PPSUs were issued to Mr. Howard Lutnick in connection with the monetization of long-term incentive awards originally issued to Mr. Howard Lutnick in 2019 in the form of NPSUs and PNPSUs, which were not previously included in column (g) at full notional value.

Rispoli column (e) summary

The compensation amounts for 2025, 2024, and 2023 for Mr. Rispoli exclude the previously reported 2022 amount of $5,650,000 under column (e) for Mr. Rispoli which represented the fair value at the time of grant of the 750,000 Newmark RSUs granted to Mr. Rispoli in connection with the execution of the Rispoli Employment Agreement on September 29, 2022. The award consisted of: (i) 100,000 Newmark RSUs granted as consideration for entering into the Rispoli Employment Agreement, (ii) 400,000 Newmark RSUs presented in their totality in calendar year 2022 in accordance with SEC rules but attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2025, 2024, 2023, and 2022 (100,000 RSUs attributed to each year), and (iii) 250,000 RSUs presented in their totality in calendar year 2022 in accordance with SEC rules but attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2026, 2025, 2024, 2023, and 2022 (50,000 RSUs attributed to each year). Including only these attributed amounts to Mr. Rispoli’s 2025, 2024, and 2023 compensation in the Summary Compensation Table would result in the amounts of $3,850,000, $2,950,000, $2,850,000 being reported for Mr. Rispoli for 2025, 2024, and 2023, respectively, under column (j).

See “— Employment Agreements — Rispoli Employment Agreement” below for more information, including the schedule for the vesting of these RSUs. Information regarding the assumptions used in computing the fair value of the RSUs is included in is included in “Note 27. Compensation” to the consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K

Alvarado column (e) summary

Column (e) does not include Mr. Alvarado’s partnership units awarded to and held by Mr. Alvarado prior to his appointment as Chief Operating Officer on April 7, 2025. Column (e) also does not include the grant of 88,731 NPSUs Mr. Alvarado received in connection with his appointment because these awards were attributed to his 2024 compensation. These do not represent a right to acquire shares of Newmark Class A common stock, nor do they entitle Mr. Alvarado to receive post-termination cash payments. These will be included if and when an exchange right is granted or common stock is issued in connection with the redemption of these units. See “Tax and Accounting Treatment” for more information about how limited partnership units are accounted for.

(4)	The awards represented in column (g) for 2025 reflect the bonus awards to our named executive officers (“NEOs”) under our Incentive Plan, which typically are granted in a combination of cash and partnership unit awards, and were approved on February 18, 2026.

For 2025, Mr. Rispoli’s Incentive Plan bonus was paid $1,050,000 in cash and $450,000 in the form of 15,669 non-exchangeable PSUs and 15,669 non-exchangeable PPSUs. For 2025, Mr. Merkel’s Incentive Plan bonus was paid $812,500 in cash and $487,500 in the form of 16,974 non-exchangeable PSUs and 16,974 non-exchangeable PPSUs. For 2025, Mr. Alvarado’s Incentive Plan bonus was paid $1,190,000 in cash compensation and $960,000 in the form of 33,426 non-exchangeable PSUs and 33,426 non-exchangeable PPSUs. The approval and issuance of Messrs. Rispoli, Merkel, and Alvarado’s PSUs and PPSUs awards were effective as of April 1, 2026 and reflect a price of $14.36 per unit (the closing price of our Class A common stock of $15.50 as of February 18, 2026 as adjusted by the then applicable exchange ratio of 0.9264).

For 2024, Mr. Howard Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 419,112 shares of our Class A common stock, based upon the closing price of $11.93 of our Class A common stock on January 13, 2025; Mr. Rispoli’s bonus was paid $600,000 in cash; and Mr. Merkel’s bonus was paid $737,500 in cash and $412,500 in the form of 18,682 non-exchangeable PSUs and 18,682 non-exchangeable PPSUs. The approval and issuance of Mr. Merkel’s PSU and PPSU awards were effective April 1, 2025 and reflect a price of $11.04 per unit (the closing price of our Class A common stock of $11.93 as of January 13, 2025 as adjusted by the then applicable exchange ratio of 0.9257).

For 2023, Mr. Howard Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 500,000 non-exchangeable Newmark Holdings PSUs at $10.00 per unit; Mr. Rispoli’s bonus was paid $500,000 in cash; and Mr. Merkel’s bonus was paid $500,000 in cash and $500,000 in the form of 25,000 non-exchangeable Newmark Holdings PSUs and 25,000 non-exchangeable Newmark Holdings PPSUs at $10.00 per unit.

(5)	Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately $238,735 in 2023, $159,664 in 2024 and $168,848 in 2025.

(6)	Mr. Alvarado served as Chief Operating Officer of the Company starting on April 7, 2025. The base salary rate of $1,000,000 for Mr. Alvarado was established on April 7, 2025 by our Compensation Committee upon his appointment as an executive officer. The amount reflected for 2025 in column (c) is Mr. Alvarado’s annualized paid amount out of which $725,000 represents the actual paid amount since serving as Chief Operating Officer of the Company starting on April 7, 2025.

(7)	Mr. Howard Lutnick previously served as Executive Chairman until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2025:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or	All Other Grant Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)	Units(2) (#)	Options (#)	Awards ($/Sh)	Awards ($)
Barry M. Gosin		—	—	25,000,000	—	—	—	—	—	—	—
Michael J. Rispoli		—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel		—	—	25,000,000	—	—	—	—	—	—	—
Luis Alvarado		—	—	25,000,000	—	—	—	—	—	—	—
Howard W. Lutnick (former Executive Chairman)		—	—	—	—	—	—	—	—	—	—

(1)	The amounts in column (e) reflect the maximum possible individual payment under the Incentive Plan. During 2025, there were no specific minimum or target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan at the time the Performance Goals were established, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2025 are set forth in column (g) of the Summary Compensation Table. Mr. Howard Lutnick previously served as Executive Chairman until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. As a result, he was not a participating executive for 2025 because he stepped down before the Compensation Committee designated the participating executives for the Incentive Plan for 2025.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2025. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock and unvested RSUs held by each of the named executive officers as of December 31, 2025:

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (#)(1)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)(3)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry M. Gosin	819,424	—	—	—	—	—	—	—	—
Michael J. Rispoli	33,307	—	—	—	—	—	—	—	—
	—	—	—	—	—	642,837	11,146,794	—	—
Stephen M. Merkel	—	—	—	—	—	—	—	—	—
Luis. A. Alvarado	7,158					3,887
Howard W. Lutnick (former Executive Chairman)	—	—	—	—	—	—	—	—	—

(1)	The numbers in column (b) represent the number of shares of Class A common stock issuable if the exchangeable Newmark Holdings spin-off units granted in connection with the Spin-Off (“SPUs”), PSUs, and granted in connection with acquisitions (“APSUs”) held by our NEOs, were exchanged on December 31, 2025 at a 1:0.9258 basis (based on the exchange ratio as of December 31, 2025) for shares of Newmark’s Class A common stock. As of December 31, 2025, the closing market price of a share of Class A common stock was $17.34.

For Mr. Gosin, column (b) represents 885,098 exchangeable Newmark Holdings PSUs held as of December 31, 2025, which if exchanged at the exchange ratio as of December 31, 2025 for shares of Newmark’s Class A common stock, would be exchanged for 819,424 shares.

For Mr. Rispoli, column (b) represents 35,541exchangeable Newmark Holdings PSUs, and 436 exchangeable Newmark Holdings SPUs held as of December 31, 2025, which if exchanged at the exchange ratio as of December 31, 2025 for shares of Newmark’s Class A common stock, would be exchanged for 33,307 shares. Column (b) does not include 34,510 exchangeable PPSUs held by Mr. Rispoli as of December 31, 2025 because they do not represent a right to acquire shares of Class A common stock. These PPSUs are exchangeable for cash in connection with the exchange of the related PSUs for shares based upon the applicable determination price of each grant of PPSUs, which had a weighted-average determination price of $11.26, for an aggregate of $388,718.

For Mr. Alvarado, column (b) represents 7,351.27 exchangeable Newmark Holdings PSUs and 380.34 exchangeable SPUs held as of December 30, 2025, which if exchanged at the exchange ratio as of December 31, 2025 for shares of Newmark’s Class A common stock, would be exchanged for 7,158 shares. Column (b) does not include 6,422 exchangeable PPSUs held by Mr. Alvarado as of December 31, 2025 because they do not represent a right to acquire shares of Class A common stock. These PPSUs are exchangeable for cash in connection with the exchange of the related PSUs for shares based upon the applicable determination price of each grant of PPSUs, which had a weighted-average determination price of $15.38, for an aggregate of $98,794.

As of December 31, 2025, the executives held the following non-exchangeable Newmark Holdings PSUs, APSUs, or NPSUs after conversion into PSUs that were eligible to be granted exchange rights into Newmark Class A common stock: Mr. Gosin: 6,506,539 units (inclusive of the non-exchangeable units described below in footnote (2)); Mr. Rispoli: 52,538 units; Mr. Merkel: 73,657 units; Mr. Alvarado 155,209 units; and Mr. Howard Lutnick: 0 units.

As of December 31, 2025, Messrs. Rispoli and Merkel did not hold any Newmark Holdings NPSUs/NPPSUs that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash.

Column (b) also does not include non-exchangeable Newmark Holdings PPSUs held as of December 31, 2025 because they did not represent a right to acquire our Class A common stock. As of December 31, 2025, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Howard Lutnick: 0 units; Mr. Gosin: 0 units; Mr. Rispoli: 52,538 non-exchangeable PPSUs, which had a weighted-average determination price of $11.96, for an aggregate of $628,379; Mr. Merkel: 73,657 non-exchangeable PPSUs, which had a weighted-average determination price of $8.83, for an aggregate of $650,188; and Mr. Alvarado: 65,804 non-exchangeable PPSUs, which had a weighted-average determination price of $9.69, for an aggregate of $627,683.

(2)	For Mr. Gosin, column (d) excludes the aggregate of (i) 1,238,620 non-exchangeable PSUs that Mr. Gosin received in conversion of 1,145,474 NPSUs, as adjusted by the then current exchange ratio, pursuant to the 2023 Gosin Employment Agreement on December 31, 2025; (ii) the 457,689 non-exchangeable PSUs that Mr. Gosin received in conversion of 423,729 NPSUs, as adjusted by the then current exchange ratio, pursuant to the 2024 Gosin Employment Agreement on December 31, 2025; and the 1,271,186 NPSUs remaining from the award of 1,694,915 NPSUs that Mr. Gosin received on August 7, 2024. These PSUs began receiving exchange rights in ratable portions on December 31, 2023, in accordance with the terms and conditions as set forth in the 2023 Gosin Employment Agreement. See “— Employment Agreements — Gosin Employment Agreement” below for more information and the schedule of the grant of exchange rights to these units.

(3)	Mr. Rispoli’s unvested 642,837 Newmark RSUs had an aggregate market value of $11,146,794 as of December 31, 2025, based on the closing price of our Class A common stock of $17.34 on December 31, 2025. See “— Employment Agreements — Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

Mr. Alvarado’s unvested 3,887 Newmark RSUs had an aggregate market value of $67,401 as of December 31, 2025, based on the closing price of our Class A common stock of $17.34 on December 31, 2025.

Option Exercises and Stock Vested

During 2025, Newmark had no outstanding stock options and no options were exercised by any of the named executive officers. During 2025, certain RSUs held by Mr. Rispoli vested pursuant to the terms of the Rispoli Employment Agreement, as detailed in the following table:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Michael J. Rispoli	—	—	57,150	$795,656

(1)	Represents the aggregate fair market value of (i) Mr. Rispoli’s 42,865 shares of Class A common stock that vested on March 15, 2025 pursuant to the terms of the RSUs issued under his employment agreement, calculated based upon the closing price of the Company’s Class A common stock on March 15, 2025, which was $12.40, and (ii) Mr. Rispoli’s 14,285 shares of Class A common stock that vested on October 1, 2025 pursuant to the terms of the RSUs issued under his employment agreement, calculated based upon the closing price of the Company’s Class A common stock on October 1, 2025, which was $18.49. See “— Employment Agreements — Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

Potential Payments upon Termination or Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below if the specified events had occurred on December 31, 2025 under their change in control and other agreements, described below, as in effect on December 31, 2025. Accordingly, the following disclosure does not reflect changes in circumstances after December 31, 2025. All amounts are determined, where applicable, using the $17.34 closing market price of our Class A common stock as of December 31, 2025, in accordance with SEC rules, and the exchange ratio of 0.9264 as of December 31, 2025. All amounts, including estimated vesting of compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law. Terms used below are as defined in the applicable agreement.

The following table excludes information relating to Mr. Howard Lutnick who previously served as Executive Chairman until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. Mr. Howard Lutnick was not entitled to any payments or benefits in connection with his stepping down and the termination of his employment.

Name	Base Salary	Bonus ($)	Earned but Unpaid Commissions	Lump- Sum Payment	Non- Compete Payments ($)	Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($)	Total ($)
Barry M. Gosin (1)(2)(3)(4)
Continuation of employment in connection with a Change in Control						106,087,746			106,087,746
Termination of employment due to death prior to a Change of Control	—	1,500,000	—	—		106,087,746	—	—	107,587,746
Termination of employment due to permanent physical disability prior to a Change of Control	—	1,500,000	—	—		84,045,981	—	—	85,545,981
Termination of employment without Cause during the term of the Employment Agreement other than death or permanent physical disability	1,000,000	3,000,000	—	—	2,000,000	106,087,746	—	—	112,087,746
Termination of Employment without Cause in connection with a Change of Control	—	—	—	12,500,000	2,000,000	106,087,746	76,4888	—	120,664,234
Michael J. Rispoli(5)(6)
Continuation of employment in connection with a Change in Control						12,378,924			12,378,924
Termination of employment without Cause in connection with a Change of Control	—	—	—	1,500,000	—	12,378,924	34,558	—	13,878,924
Stephen M. Merkel (7)(8)
Continuation of employment in connection with a Change in Control			—			1,832,633			1,832,633
Termination of employment due to death prior to a Change of Control	—		—	—		1,832,633		—	1,832,633
Termination of employment without Cause in connection with a Change of Control	500,000	1,300,000	—			1,832,633	145,371	—	3,778,004
Luis A. Alvarado(9)
Termination of employment without Cause						1,538,596			1,538,596

(1)	Upon a termination of Mr. Gosin due to death or permanent physical disability, (i) any unpaid Cash Bonus amount due with respect to a completed calendar year shall be paid in full; (ii) any unpaid Cash Bonus amount due with respect to the calendar year in which the date of termination occurs shall be paid pro-rata for the period of January 1 of such year to the date of termination; (iii) a prorated number of NPSUs issued as Deferred Comp Bonuses (as defined below) and scheduled to convert into PSUs on the next applicable Conversion Date will so convert (and any remaining NPSUs subject to the Deferred Comp Bonuses shall be forfeited in the case of disability); and (iv) Mr. Gosin’s then non-exchangeable units, but excluding any portion of the Deferred Comp Bonuses in NPSU form in the case of disability, will, as determined by the General Partner of Newmark Holdings and as adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. See “— Employment Agreements — Gosin Employment Agreement” below.

As of December 31, 2025, Mr. Gosin held 6,506,558 non-exchangeable units, of which 5,235,372 were not a portion of the Deferred Comp Bonuses in NPSU form. Based on the closing price of our Class A common stock of $17.34 on December 31, 2025 and the exchange ratio of 0.9258 as of December 31, 2025 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the value of the monetization of his units would have been $84,045,381.

(2)	Upon a termination of Mr. Gosin’s employment without Cause, Mr. Gosin shall receive (i) any unpaid Cash Bonus amounts on the originally scheduled payment dates; and (ii) Mr. Gosin’s then non-exchangeable units will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. See “— Employment Agreements — Gosin Employment Agreement” below.

As of December 31, 2025, Mr. Gosin held 6,506,558 non-exchangeable units. Based on the closing price of our Class A common stock of $17.34 on December 31, 2025 and the exchange ratio of 0.9258 as of December 31, 2025 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the value of the monetization of his units would have been $106,087,746.

(3)	Upon a Change of Control, Mr. Gosin’s then non-exchangeable units will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. In the event that, during the three-year period immediately following a Change of Control, Mr. Gosin’s employment is terminated without Cause, Mr. Gosin would also have the right to receive: (i) a lump sum cash payment of $12,500,000; and (ii) certain medical benefits. See “— Employment Agreements — Gosin Employment Agreement” below.

As of December 31, 2025, Mr. Gosin held 6,506,558 non-exchangeable units. Based on the closing price of our Class A common stock of $17.34 on December 31, 2025 and the exchange ratio of 0.9258 as of December 31, 2025 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the value of the monetization of his units would have been $106,087,746.

(4)	As of December 31, 2025, following a termination of Mr. Gosin’s employment for any reason, he would be eligible to receive a monthly cash payment equal to $83,333 in exchange for his compliance with non-compete obligations for 24 months. See “— Employment Agreements — Gosin Employment Agreement” below for more information, as well information regarding the intention as of the execution of the 2024 Gosin Employment Agreement of the General Partner of Newmark Holdings regarding compensation that Mr. Gosin may receive upon his permanent retirement from the real estate brokerage industry.

(5)	Upon a Change of Control, (i) any PSUs or PPSUs held by Mr. Rispoli will be redeemed for cash or stock ratably over the first through third anniversaries of such Change of Control, or exchanged into restricted stock that becomes transferable ratably over the first through third anniversaries of such Change of Control, in each case as adjusted by the then-current exchange ratio and determined by Newmark Holdings, and (ii) any then-unvested RSUs held by Mr. Rispoli that would not otherwise vest under their terms by the third anniversary of such Change of Control will vest into stock or cash ratably over the first through third anniversaries of such Change of Control, provided that Mr. Rispoli remains employed and in good standing pursuant to the employment agreement. See “— Change of Control Agreements.”

As of December 31, 2025, Mr. Rispoli held 52,538 non-exchangeable PSUs. Based on the closing price of our Class A common stock of $17.34 on December 31, 2025 and the exchange ratio of 0.9258 as of December 31, 2025, the value of monetization of his units would have been $843,412.

As of December 31, 2025, Mr. Rispoli held 52,538 PPSUs with a determination amount of $388,718.

As of December 31, 2025, Mr. Rispoli held 642,837 RSUs. Based on the closing price of Class A common stock of $17.34 on December 31, 2025, these 642,837 RSUs had a value of $11,146,794.

(6)	Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Rispoli’s employment is terminated without Cause, Mr. Rispoli will be entitled to a lump-sum payment of $1,500,000 subject to delivery by Mr. Rispoli to the Company of an irrevocable release of claims in favor of the Company and its affiliates in customary form. See “— Employment Agreements — Rispoli Employment Agreement.”

(7)	Upon a termination of Mr. Merkel’s employment without Cause; Mr. Merkel shall receive (i) Mr. Merkel’s annual discretionary bonus (whether in cash, non-cash, or otherwise, based upon their notional value at grant) with respect to the fiscal year completed immediately before the Change of Control; and (ii) Mr. Merkel’s then non-exchangeable units will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination; and (iii) Mr. Merkel will receive certain medical benefits. See “— Change of Control Agreements — Merkel Agreement” below.

As of December 31, 2025, Mr. Merkel held 73,657 non-exchangeable PSUs. Based on the closing price of our Class A common stock of $17.34 on December 31, 2025 and the exchange ratio of 0.9258 as of December 31, 2025, the value of the monetization of his units would have been $1,182,633.

As of December 31, 2025, Mr. Merkel held 73,657 PPSUs with a determination amount of $650,188.

(8)	Mr. Merkel would also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a Change in Control would have on certain of his outstanding partnership units as stated in footnote (7). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a Change in Control due when calculated based upon the equity compensation in footnote (7), and base salary, bonus, and welfare benefit continuation as of December 31, 2025.

(9)	Upon a termination of Mr. Alvarado’s employment without Cause, Mr. Alvarado’s non-exchangeable units granted under Mr. Alvarado will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through fourth (4th) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through fourth (4th) anniversaries of such termination.

As of December 31, 2025, Mr. Alvarado held 88,731 NPSUs granted under the Alvarado Offer Letter. Based on the closing price of our Class A common stock of $17.34 on December 31, 2025 (i.e., the exchange ratio is not applicable to the NPSUs), the value of the monetization of his units would have been $1,538,596.

Change of Control Agreements

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

Rispoli Agreement

On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings which includes certain change of control provisions. See“— Employment Agreements — Rispoli Employment Agreement” below for more information.

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

Employment Agreements

Gosin Employment Agreement

On February 10, 2023, Mr. Gosin entered into an employment agreement (the “2023 Gosin Employment Agreement”) with Newmark OpCo and Newmark Holdings, which replaced his prior employment agreement, as amended from time to time, effective as of December 1, 2017. In connection with the 2023 Gosin Employment Agreement, the Compensation Committee approved (i) for an initial term (the “Initial Term”) through at least 2025, an annual cash bonus of $1,500,000; (ii) an upfront award of four tranches of 1,145,475 NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of 2022, 2023, 2024, and 2025 and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee (the “First NPSUs Deferred Comp Award”).

On August 7, 2024 (the “2024 Gosin Employment Agreement Effective Date”), Mr. Gosin entered into a Second Amended and Restated Employment Agreement with Newmark OpCo and Newmark Holdings (the “2024 Gosin Employment Agreement”), which superseded and replaced the Gosin Employment Agreement. In connection with the execution of the 2024 Gosin Employment Agreement and as consideration for his continued service, in addition to the awards previously provided for by the 2023 Gosin Employment Agreement, Mr. Gosin was granted (i) a one-time cash retention payment of $5,000,000, subject to continued employment in good standing through December 31, 2026; (ii) an award of 1,694,915 NPSUs, effective as of October 1, 2024, calculated by dividing the total NPSU award by the closing stock price on August 7, 2024, of which $5,000,000 of NPSUs are attributable to calendar year 2025 and $15,000,000 of NPSUs are attributable to calendar year 2026 (the “Second NPSUs Deferred Comp Award,” and together with the First NPSUs Deferred Comp Award, collectively, the “Deferred Comp Bonuses”); and (iii) a cash bonus in the gross amount of $1,500,000 with respect to calendar year 2026, payable in calendar year 2027 at such time as bonuses with respect to calendar year 2026 are generally distributed to other similarly situated employees of Newmark OpCo in connection with the year-end compensation review process. Mr. Gosin’s annual total contractual compensation under the 2024 Gosin Employment Agreement would be $17,500,000 for each of calendar years 2024, 2025, and 2026 (comprised of $1,000,000 salary and $16,500,000 in combined NPSUs and cash awards attributed by the Company) and consistent with his total compensation for calendar year 2023 pursuant to the 2023 Gosin Employment Agreement.

Subject to the terms of the 2024 Gosin Employment Agreement and the grant documents under which the Second NPSUs Deferred Comp Award was awarded, 25% of the Second NPSUs Deferred Comp Award shall convert into non-exchangeable PSUs on December 31, 2025, and 75% of the Second NPSUs Deferred Comp Award shall convert into non-exchangeable PSUs on December 31, 2026, in each case as adjusted by the then current exchange ratio, subject to the requirements that, as of each applicable conversion date (i) the Company (including its affiliates) earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable conversion is to occur, and (ii) except as otherwise provided in the 2024 Gosin Employment Agreement, Mr. Gosin continues to perform substantial services exclusively for Newmark OpCo or any of its affiliates, remains a partner in Newmark Holdings, and complies with the terms of the 2024 Gosin Employment Agreement and any of his obligations to Newmark Holdings, Newmark OpCo or any affiliate. 25% of each of the 2025 and 2026 tranches in non-exchangeable PSUs received upon conversion of the Second NPSUs Deferred Comp Award will receive exchange rights on December 31 of each year after such conversion, consistent with the schedule for the grant of exchange rights provided for the NPSUs Mr. Gosin received in connection with the 2023 Gosin Employment Agreement, which remains unchanged other than that 1,145,476 of Mr. Gosin’s NPSUs previously awarded under the 2023 Gosin Employment Agreement were adjusted by the exchange ratio and converted into 1,238,620 non-exchangeable PSUs as soon as practicable after the 2024 Gosin Employment Agreement Effective Date, rather than on their previously scheduled conversion date of December 31, 2024. Such PSUs will continue to receive exchange rights as previously contemplated in the 2023 Gosin Employment Agreement.

In accordance with the 2023 Gosin Employment Agreement (as maintained by the 2024 Gosin Employment Agreement), Mr. Gosin’s NPSUs award had the following features: (i) the NPSUs shall convert into non-exchangeable PSUs, provided that, as of each applicable conversion date: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be converted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark or an affiliate, has not given notice of termination of his services except for circumstances set forth in the 2024 Gosin Employment Agreement, and has not breached his obligations under the Partnership Agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions as represented in the table below:

First NPSUs Deferred Comp Award

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

Second NPSUs Deferred Comp Award

% of NPSUs Converted to PSUs	NPSU to PSU Effective Conversion Date	Distribution- Earning Date	Ratable Portion of the PSU Award Becoming Exchangeable Per Year	Effective Exchangeable Dates
25%	December 31, 2025	January 1, 2026	1/4th per year	December 31 of 2026 – 2029
75%	December 31, 2026	January 1, 2027	1/4th per year	December 31 of 2027 – 2030

Additionally, the 2024 Gosin Employment Agreement also provides that, if and only if Mr. Gosin is employed in good standing through December 31, 2026, then (i) 75% of the aggregate number of PSUs issued in conversion of the Deferred Comp Bonus NPSUs, less the number of PSUs issued in conversion of the Deferred Comp Bonus NPSUs that became exchangeable or were otherwise monetized during the Initial Term, shall become exchangeable; and (ii) the remainder of such PSUs issued in conversion of the Deferred Comp Bonus NPSUs, to the extent not already exchangeable, shall become exchangeable, irrespective of whether Mr. Gosin remains employed following the end of the Initial Term, effective over the first through fourth anniversaries of the end of the Initial Term, if and only if Mr. Gosin does not breach any of his obligations under this 2024 Gosin Employment Agreement for the period through the applicable effective exchangeable date. Such acceleration of exchangeability shall be effectuated proportionately in relation to the dates upon which such non-exchangeable PSUs would otherwise have become exchangeable.

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

In the event of a change of control, which will occur if the Company is, or substantially all of the real estate brokerage and related businesses of the Company are, no longer controlled by Cantor, Mr. Howard Lutnick, or a person or entity controlled by, controlling or under common control with Cantor, exclusive of limited ownership changes, the 2024 Gosin Employment Agreement provides that Mr. Gosin’s then non-exchangeable partnership units will, as determined by the General Partner of Newmark Holdings, be (a) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such change of control or (b) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such change of control or as soon as practicable thereafter, provided that Mr. Gosin remains employed in good standing through each applicable redemption or vesting or transfer date. Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Gosin’s employment is terminated without Cause (as defined in the 2024 Gosin Employment Agreement), subject to Mr. Gosin’s execution and delivery of a customary release, Mr. Gosin will be entitled to a lump-sum payment of $12,500,000 and certain medical benefits as described in the 2024 Gosin Employment Agreement, and Mr. Gosin’s then non-exchangeable partnership units will, as determined by the General Partner of Newmark Holdings, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (y) and (z), Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the 2024 Gosin Employment Agreement through the applicable transfer date).

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

The 2024 Gosin Employment Agreement restated the circumstances under which Mr. Gosin may purchase or invest in real estate personally, or through a fund that is not owned or controlled by any of Newmark’s brokerage competitors, to provide that he may do so and may earn success-based payments, provided that Mr. Gosin will inform the Company’s Chairman of all material terms of such opportunity and offer the Company or its designee the opportunity to partner up to 50% with Mr. Gosin on the same terms and conditions as Mr. Gosin.

Rispoli Employment Agreement

On September 29, 2022, Mr. Rispoli entered into an employment agreement (the “Rispoli Employment Agreement”) with Newmark OpCo and Newmark Holdings. In connection with the Rispoli Employment Agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule as follows:

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

In the event of a change of control, which will occur if the Company is, or substantially all of the real estate brokerage and related businesses of the Company are, no longer controlled by Cantor, Mr. Howard Lutnick, or a person or entity controlled by, controlling or under common control with Cantor, exclusive of limited ownership changes (i) Mr. Rispoli’s then-non-exchangeable Newmark Holdings units will be redeemed for cash or stock ratably over the first through third anniversaries of such change of control, or exchanged into restricted stock that becomes transferable ratably over the first through third anniversaries of such change of control, in each case as adjusted by the then-current exchange ratio and determined by Newmark Holdings, and (ii) Mr. Rispoli’s then-unvested Newmark RSUs that would not otherwise vest under their terms by the third anniversary of such change of control will vest into stock or cash ratably over the first through third anniversaries of such change of control or as soon as practicable thereafter, provided that Mr. Rispoli remains employed and in good standing pursuant to the Rispoli Employment Agreement. Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Rispoli’s employment is terminated without Cause (as defined in the Rispoli Employment Agreement), Mr. Rispoli will be entitled to a lump-sum payment of $1,500,000 and certain medical benefits as described in the Rispoli Employment Agreement in addition to the awards described above, with such additional payments and benefits being subject to delivery by Mr. Rispoli to the Company of an irrevocable release of claims in favor of the Company and its affiliates in customary form.

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

Alvarado Offer Letter

On April 7, 2025, Mr. Alvarado entered into an offer letter (the “Alvarado Offer Letter”) with Newmark OpCo. Under the terms of the Alvarado Offer Letter, Mr. Alvarado receives a base salary of $1,000,000 per year. Additionally, Mr. Alvarado is eligible to receive incentive bonus awards under our Incentive Plan, and discretionary bonuses, and equity and partnership awards under our Equity Plan and our Participation Plan. In connection with his appointment, Mr. Alvarado received an award of 88,731 NPSUs, with the number of NPSUs awarded based upon $1,000,000 divided by $11.27, the closing price of one share of our Class A common stock on April 3, 2025. Such NPSUs shall be eligible for conversion into non-exchangeable PSUs on April 1, 2027, provided Mr. Alvarado continues to perform substantial services for Newmark or its affiliates on that date.

Mr. Alvarado’s employment is at-will and both he and the Company will be required to provide six months’ advance written notice of termination of his employment (other than in connection with cause, death or disability). He also will be subject to a client non-solicitation restriction for one year following termination of employment, an employee non-solicitation/no-hire restriction for two years following termination of employment, and other customary confidentiality and intellectual property restrictions.

Prior to his appointment as Chief Operating Officer on April 7, 2025, Mr. Alvarado had entered into a bonus award with the Company in the amount of $690,000 which contained certain repayment obligations to the Company if he ceased performing substantial services for Newmark or its affiliates or breached his other agreements with Newmark or its affiliates prior to December 31, 2025. In connection with his appointment as Chief Operating Officer, this award was modified to remove any potential repayment obligations.

2025 Principal Executive Officer Pay Ratio

The following information contains the relationship of the annual total compensation of the median employee of Newmark and its subsidiaries to the annual total compensation of Mr. Gosin, who serves as our Chief Executive Officer and principal executive officer (“PEO”). Our PEO was previously Mr. Howard Lutnick until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. Following Mr. Howard Lutnick’s departure, Mr. Gosin was appointed PEO.

For 2025, following the change in PEO as described above, we determined a new median employee in accordance with SEC rules. Our median employee was a Building Engineer in the United States.

We selected December 31, 2025 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our applicable employees and brokers (including those persons who are qualified real estate agents within the meaning of Internal Revenue Code Section 3508), other than our Chief Executive Officer, for 2025. Based on our internal records, our global employee and broker population as of December 31, 2025 consisted of approximately 8,861 individuals, including full-time, part-time, temporary and seasonal employees, with approximately 61% of these employees working in the United States and approximately 39% working in various non-U.S. locations consisting of Australia, Belgium, Canada, Colombia, Costa Rica, France, Germany, Hong Kong, India, Ireland, Italy, Korea, Mexico, Netherlands, Panama, Poland, Singapore, Spain, Switzerland, the United Arab Emirates and the United Kingdom.

To identify the “median employee,” we aggregated actual base salary earnings or commission draw in 2025, overtime earnings paid in 2025 for employees eligible to earn overtime, bonus awards earned in 2025 and paid in the first quarter of 2026 and the grant date fair value of any equity awards granted in 2025. Bonus awards could consist of discretionary bonuses, forgivable loans, cash advance distribution agreements and promissory notes. We annualized the compensation of any person who began employment during the fiscal year. In addition, for any persons who provide services to Cantor and its affiliates (other than Newmark and its consolidated subsidiaries), the total compensation of such persons for purposes of calculating the pay ratio was consistent with the allocations used by the Company for financial accounting purposes in its 2024 consolidated financial statements. We then converted any compensation paid in foreign currency to U.S. dollars using the published rate for December 31, 2025 on www.oanda.com. The sum of these amounts served as our “consistently applied compensation measure,” which we used in identifying the median employee. We did not apply a cost of living adjustment to the data.

Once the median employee was identified, the pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2025 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

●	the annual total compensation of the median employee of the Company was $82,853;

●	the annual total compensation of Mr. Gosin, as reported in the Summary Compensation Table, was $2,668,848; and

●	the ratio of the annual total compensation of Mr. Gosin to the median employee of the Company was approximately 32:1.

For 2025, the annual total compensation of Mr. Gosin as reported in the Summary Compensation Table excludes the grant date fair values of the awards previously issued to Mr. Gosin under the 2023 Gosin Employment Agreement and 2024 Gosin Employment Agreement which were each presented in their totality in their respective grant years in accordance with SEC rules, but were attributed by the Compensation Committee to Mr. Gosin’s compensation with respect to calendar year 2025 ($10,000,000 attributed to calendar year 2025 from the 2023 Gosin Employment Agreement Award and $5,000,000 attributed to calendar year 2025 from the 2024 Gosin Employment Agreement Award). Including the total amounts of these awards attributed by the Compensation Committee to 2025, Mr. Gosin’s total compensation attributed to 2025 would have been $17,668,648, and the ratio of the annual total compensation of Mr. Gosin to the median employee of the Company was approximately 213:1 See “— Employment Agreements” for more information.

Pay Versus Performance

We are required by SEC rules to disclose information regarding the relationship between “compensation actually paid” to our NEOs, including (i) Mr. Howard Lutnick, who served as our PEO from 2021 until February 18, 2025, and (ii) Mr. Gosin, who has served as our PEO since February 18, 2025, following Mr. Howard Lutnick’s departure, and the NEOs listed in the following table other than the PEO (the “non-PEO NEOs”), and the financial performance of the Company. The following table sets forth additional compensation information for our PEO and non-PEO NEOs during the periods described below along with total stockholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2021, 2022, 2023, 2024 and 2025. The amounts set forth below under the headings “Compensation Actually Paid to PEO(s)” and “Average Compensation Actually Paid to Non-PEO NEOs” differ significantly from the Summary Compensation Table calculation of compensation, as well as from the way in which we and our Compensation Committee view annual compensation decisions, as discussed in the Compensation Discussion and Analysis. It does not reflect the amount of compensation actually realized or received by our NEOs during the applicable year. Footnote (5) below sets forth the adjustments from the Total Compensation for the PEOs and Average Total Compensation for the non-PEO NEOs reported in the Summary Compensation Table to arrive at the values presented for “compensation actually paid” for each of the fiscal years shown.

					Value of Initial Fixed $100
Year		Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(s)(1)(5)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(2)(5)	Total Shareholder Return	Peer Group Total Shareholder Return(3)	Net Income (in thousands)	Total Revenues (in thousands)(4)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	Barry Gosin	$2,688,848	$29,044,168	$2,417,949	$4,000,197	$149.59	$120.21	$155,446	$3,294,024
	Howard Lutnick	$5,929,612	$27,198,958

2024		$20,000,000	$20,137,500	$10,253,221	$14,516,085	$82.87	$79.69	$85,491	$2,738,502
2023		$20,000,000	$20,192,500	$16,862,912	$21,713,811	$54.93	$34.83	$62,375	$2,470,368
2022		$20,000,000	$20,263,064	$3,704,691	$3,683,250	$10.75	$12.34	$112,545	$2,705,527
2021		$35,025,000	$35,139,752	$5,281,796	$5,290,923	$157.32	$70.94	$978,134	$2,906,443

(1)	The PEO was Mr. Howard Lutnick until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. Following Mr. Howard Lutnick’s departure, Mr. Gosin was appointed PEO.

The amount reported for Mr. Howard Lutnick for 2021 includes $20,000,000 paid to Mr. Howard Lutnick in 2021 in connection with the Historical Lutnick Award which was approved by the Compensation Committee on December 27, 2021 in consideration of his success in managing certain aspects of the Company’s performance as its PEO and Chairman. The amount reported for Mr. Howard Lutnick for 2022-2024 includes $10,000,000 paid to Mr. Howard Lutnick for each respective year’s tranche of the Historical Lutnick Award. For further information on the Historical Lutnick Award, see “Compensation Discussion and Analysis — Historical Lutnick Award.”

Additionally, average compensation actually paid to Mr. Lutnick’s award of exchange rights and shares of Class A common stock in January and early February before stepping down following his confirmation by the United States Senate as the 41st Secretary of Commerce. See “Compensation Discussion and Analysis — Transactions with and Modifications of Awards to Executive Officers.”

Average compensation actually paid to Mr. Gosin includes (i) the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the 2023 Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2023 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025 and will vest over a schedule spanning calendar years 2023 through 2029, and (ii) the $20,000,000 aggregate grant date fair value of Mr. Gosin’s award under the 2024 Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2024 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2025 and 2026 ($5,000,000 attributable to calendar year 2025 and $15,000,000 attributable to calendar year 2026). See “— Employment Agreements” for more information.

(2)	The non-PEO NEOs in fiscal years 2021, 2022, 2023, and 2024 consisted of Messrs. Gosin, Rispoli and Merkel and for 2025 consisted of Messrs. Rispoli, Merkel, and Alvarado. Average compensation actually paid to non-PEO NEOs in the table above includes (i) the $5,650,000 aggregate grant date fair value of Mr. Rispoli’s award under the Rispoli Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2022 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2022, 2023, 2024, 2025, and 2026, (ii) the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the 2023 Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2023 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025, and (iii) the $20,000,000 aggregate grant date fair value of Mr. Gosin’s award under the 2024 Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2024 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2025 and 2026 ($5,000,000 attributable to calendar year 2025 and $15,000,000 attributable to calendar year 2026). See “— Employment Agreements” for more information.

(3)	The peer group consists of CBRE Group, Inc., Colliers International Group, Inc., Jones Lang LaSalle Incorporated, Savills plc and Cushman & Wakefield plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group invested on December 31, 2020.

(4)	The Company selected Total Revenues to be the most important financial performance measure that is not otherwise required to be disclosed in the table above used by the Company to link compensation actually paid to its NEOs for the most recently completed fiscal year to its performance. While Total Revenues was chosen for this table, our executive compensation programs use a balanced portfolio of measures to drive short and long-term objectives aligned with our strategy and stockholder interests as further described in our Compensation Discussion and Analysis above.

(5)	As noted in the tables below, for each year, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO NEOs). As described in the footnotes to the Summary Compensation Table, these adjustments do not include Newmark Holdings units that were the subject of dollar-denominated awards under the Incentive Plan included in column (g) of the Summary Compensation Table at full notional value and not subsequently reportable as “Equity Awards.” Additionally, in the “Adjustments to Determine Compensation Actually Paid to PEO” table below, for 2025, adjustments for both Messrs. Howard Lutnick and Gosin are shown. For prior years in which Mr. Gosin did not serve as PEO, these rows are designated with an asterisk.

Adjustments to Determine Compensation Actually Paid to PEO		2025	2024	2023	2022	2021
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	● Barry Gosin	—	*	*	*	*
	● Howard Lutnick	—	—	—	—	—

Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	● Barry Gosin	—	*	*	*	*
	● Howard Lutnick	—	—	—	—	—

Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	● Barry Gosin	—	*	*	*	*
	● Howard Lutnick	$(5,792,686)	—	—	—	$(5,025,000)

Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	● Barry Gosin	—	*	*	*	*
	● Howard Lutnick	—	—	—	—	—

Increase/decrease for change in fair value from grant date of stock and option awards granted during year that are outstanding and unvested as of year-end	● Barry Gosin	—	*	*	*	*
	● Howard Lutnick	—	—	—	—	—

Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	● Barry Gosin	$5,604,632	*	*	*	*
	● Howard Lutnick	—	—	—	—	—

Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	● Barry Gosin	—	*	*	*	*
	● Howard Lutnick	$21,251,846	—	—	—	—

Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	● Barry Gosin	$19,708,586	*	*	*	*
	● Howard Lutnick	$5,792,686	—	—	—	$5,025,000

Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	● Barry Gosin	—	*	*	*	*
	● Howard Lutnick	—	—	—	—	—

Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	● Barry Gosin	$1,062,586	*	*	*	*
	● Howard Lutnick	$17,500	—	—	—	—

Total Adjustments	● Barry Gosin	$26,375,320	*	*	*	*
	● Howard Lutnick	$21,269,346	$137,500	$192,500	$263,064	$114,752

Adjustments to Determine Average Compensation Actually Paid to Non-PEO NEOs	2025	2024	2023	2022	2021
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table		$(6,666,667)	$(13,333,333)	$(1,883,333)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—		—	—
Increase for fair value of stock and option awards granted during the year that are outstanding and unvested as of year-end	—	—	16,778,558	$1,860,833	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	$923,474	$3,102,898	$733,258	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	$621,851	—	$645,924	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during the year or at year-end	$34,744	$237,749	$(7,336)	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during the year	—	—		—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$2,181	$351,596	$33,829	$1,059	$9,127
Total Adjustments	$1,582,249	$4,262,863	$4,850,899	$(21,441)	$9,127

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

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between (1) “compensation actually paid” to our PEO and average “compensation actually paid” to our non-PEO NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure. See notes (1) and (2) to the Pay Versus Performance Table above for descriptions on how “Compensation actually paid to PEO” and “Average compensation actually paid to Non-PEO NEOs” are calculated for their respective periods.

TSR. The graphs below show the relationship between (1) “compensation actually paid” to our PEO and the average of “compensation actually paid” to our non-PEO NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the five fiscal years ended December 31, 2026.

TSR vs Peer TSR ($100 = 12/31/2020)
Total Shareholder Return
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
2021
2022
2023
2024
2025
$157.32
$70.94
$12.34
$10.75
$54.93
$34.83
$82.87
$79.69
$149.59
$120.21
TSR
Peer TSR

Net Income. The graph below shows the relationship between “compensation actually paid” to our PEO and the average of the “compensation actually paid” to our non-PEO NEOs and net income, as reported in our consolidated financial statements, over the five fiscal years ended December 31, 2026.

Company Selected Measure (CSM). The graph below shows the relationship between “compensation actually paid” to our PEO and the average of the “compensation actually paid” to our non-PEO NEOs and our Total Revenues over the five fiscal years ended December 31, 2026.

Compensation Actually Paid vs Total Revenues (CSM)
Compensation Actually Paid ($000s)
Total Revenues ($000s)
$50,000
$45,000
$40,000
$35,000
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
$2,906,443
$2,705,527
$2,470,368
$2,738,502
$3,294,024
$35,140
$5,291
$20,263
$3,683
$20,193
$21,714
$20,138
$14,516
$27,199
$29,044
$4,000
2021
2022
2023
2024
2025
Compensation actually paid to PEO (Mr. Howard Lutnick - Left Axis)
Compensation actually paid to PEO (Mr. Gosin - Left Axis)
Average compensation actually paid to Non-PEO (Left Axis)
Total Revenues (Right Axis)

Performance Measures Tabular List

The table below lists our most important performance measures, including the Company Selected Measure, used to link “compensation actually paid” for our NEOs to Company performance for the fiscal year ended December 31, 2025. The performance measures included in this table are not ranked by relative importance.

Performance Measures

Total Revenues
Pre-tax Adjusted Earnings
Origination and Mortgage Broker Market Share
Catalyst Transactions and Hires, Acquisitions, and Strategy Development
Fees from Management Services, Servicing, and Other
Retentive Compensation Considerations
Significant Client Transaction Volumes

Compensation of Directors

Directors who are also our employees or those of our affiliates do not receive additional compensation for serving as directors. For 2025, Mr. Merkel did not receive compensation for serving as a director of the Company and/or our affiliates.

The cash compensation schedule for our directors who are not our employees or those of our affiliates, collectively referred to as “non-employee directors,” is as follows:

●	an annual cash retainer of $100,000;

●	an annual stipend for the chair of our Compensation Committee of $15,000;

●	an annual stipend for the chair of our Corporate Responsibility Committee of $15,000; and

●	an annual stipend for the chair of our Audit Committee of $25,000.

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

2025 Director Compensation Payments

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2025.

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Virginia S. Bauer, Director	181,000	50,000	—	—	—	—	231,000
Jay Itzkowitz, Director	166,000	50,000	—	—	—	—	216,000
Kenneth A. McIntyre, Director	206,000	50,000	—	—	—	—	256,000

(1)

Messrs. Howard Lutnick, Kyle Lutnick, and Merkel are not included in this table as during 2025 they received no compensation for their services as directors in 2025 and Messrs. Howard Lutnick and Merkel received compensation as executive officers of the Company. The compensation received by Messrs. Howard Lutnick and Merkel for 2025 as employees of our Company are shown in the Summary Compensation Table. As noted herein, Mr. Howard Lutnick stepped down as a director of our Company effective February 18, 2025, in connection with his confirmation as the U.S. Secretary of Commerce.

(2)	Reflects the grant date fair value of RSUs granted on December 30, 2025 to each of Messrs. McIntyre and Itzkowitz and Ms. Bauer. More information with respect to the calculation of these amounts is included in the notes to our consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K. As of December 31, 2025, Mr. McIntyre had 4,534 RSUs outstanding, Ms. Bauer had 4,534 RSUs outstanding and Mr. Itzkowitz had 4,534 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2025. As of December 31, 205, none of the non-employee directors had any options outstanding.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board and the Compensation Committee will evaluate the appropriate steps to take in relation to the foregoing.

Compensation Committee Interlocks and Insider Participation

During 2025, the Compensation Committee consisted of Ms. Bauer and Messrs. McIntyre and Itzkowitz. Ms. Bauer has served as Chair since April 29, 2021. All the members who served on our Compensation Committee during 2025 were independent directors. No member of the Compensation Committee had any relationship with the Company during 2025 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Howard Lutnick, during 2025, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board. In 2025, Mr. Howard Lutnick served on the board of directors of BGC but did not serve on BGC’s compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, 2026, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of our current and former named executive officers; (3) each current director; and (4) the current executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time at the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for the purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings are exchangeable with us for shares of our Class A common stock or shares of our Class B common stock at a rate equal to the exchange ratio (which was 0.9270 as of March 31, 2026, but is subject to adjustment as set forth in the Separation and Distribution Agreement). The table and footnotes below are based on a one-to-0.9270 exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence — Amended and Restated Newmark Holdings Limited Partnership Agreement — Exchanges.”

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.	39,827,559	(2)	99.1	(3)	39,827,559	(4)	20.3	(5)
CF Group Management, Inc.(6)	40,180,885	(7)	100.0	(3)	41,206,497	(8)	20.9	(9)
Brandon G. Lutnick	40,180,885	(10)	100.0	(3)	44,560,035	(11)	22.7	(12)
Vanguard Portfolio Management(1)	—		—		13,895,273		8.9
BlackRock, Inc.(1)	—		—		10,573,671		6.8
Named Executive Officers and Directors(1):
Named Executive Officers
Barry M. Gosin	—		—		4,228,223	(13)	2.7	(14)
Stephen M. Merkel	—		—		74,035	(15)	*
Michael J. Rispoli	—		—		147,964	(16)	*
Luis A. Alvarado	—		—		31,911	(17)	*
Howard W. Lutnick	—		—		—
Directors
Kyle S. Lutnick	—		—		7,366	(18)	*
Virginia S. Bauer	—		—		56,104	(19)	*
Kenneth A. McIntyre	—		—		36,845	(20)	*
Jay Itzkowitz	—		—		38,754	(21)	*
All current executive officers and directors as a group (8 persons)	—		—		4,621,202		3.0	(22)

*	Less than 1%

(1)

Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Exchange Act. The address of Vanguard Portfolio Management is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(2)	Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 18,895,352 shares of our Class B common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)	Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding as of April 1, 2026 and (b) 18,895,352 shares of our Class B common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor. Cantor has pledged to Bank of America, N.A., pursuant to a Put and Pledge Agreement, originally dated as of December 27, 2017 and as most recently amended and restated effective October 5, 2023, 5,000,000 shares of our Class B common stock in connection with a loan program established for certain employees and partners of Cantor and its affiliates.

(4)	Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 18,895,352 shares of our Class A common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)	Percentage based on (a) 156,062,131 shares of our Class A common stock outstanding as of April 1, 2026, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 18,895,352 shares of our Class A common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)	CFGM is the managing general partner of Cantor.

(7)	Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 18,895,352 shares of our Class B common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)	Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 1,025,612 shares of our Class A common stock held directly by CFGM, (c) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (d) 18,895,352 shares of our Class A common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(9)	Percentage based on (a) 156,062,131 shares of our Class A common stock outstanding as of April 1, 2026, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM, and (c) 18,895,352 shares of our Class A common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(10)	Mr. Brandon G. Lutnick’s holdings consist of: (a) 353,326 shares of our Class B common stock held by CFGM, through Mr. Brandon G. Lutnick’s position as trustee with decision making control of trusts that hold all of the voting shares of CFGM and his position as Chief Executive Officer of CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, through Mr. Brandon G. Lutnick’s control of CFGM and his positions as Chief Executive Officer and Chairman of Cantor, and (c) 18,895,352 shares of our Class B common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(11)	Mr. Brandon G. Lutnick’s holdings consist of:

(a)	3,335 shares of our Class A common stock held directly;

(b)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;

(c)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;

(d)	18,895,352 shares of our Class A common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor;

(e)	1,362,415 shares of our Class A common stock held by KBCR Management Partners, LLC (“KBCR”), through Mr. Brandon G. Lutnick’s position as manager of KBCR and as trustee with decision making control of trusts which hold all of the issued and outstanding equity interests of KBCR;

(f)	1,025,612 shares of our Class A common stock held directly by CFGM;

(g)	746,955 shares of our Class A common stock held by Tangible Benefits, LLC (“Tangible Benefits”), through Mr. Brandon G. Lutnick’s position as manager of Tangible Benefits and as trustee with decision making control of a trust which holds all of the issued and outstanding equity interests of Tangible Benefits;

(h)	907,803 shares of our Class A common stock held by various trust accounts for the benefit of the descendants of Mr. Howard Lutnick and his immediate family, through Mr. Brandon G. Lutnick’s position as trustee with decision making control;

(i)	246,114 shares of our Class A common stock held by various trust accounts for the benefit of members of Mr. Howard Lutnick’s immediate family, through Mr. Brandon G. Lutnick’s position as trustee with decision making control; and

(j)	99,146 shares of our Class A common stock held by LFA, LLC (“LFA”), through Mr. Brandon G. Lutnick’s position as manager of LFA.

(12)	Percentage based on (a) 156,062,131 shares of our Class A common stock outstanding as of April 1, 2026, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM, and (c) 18,895,352 shares of our Class A common stock acquirable upon exchange of 20,383,335 Newmark Holdings exchangeable limited partnership units held by Cantor.

(13)	Mr. Gosin’s holdings consists of (a) 3,899,995 shares of our Class A common stock held directly and (b) 328,228 shares of our Class A common stock acquirable upon exchange of 354,076 Newmark Holdings exchangeable limited partnership units.

(14)	Percentage based on (a) 156,062,131 shares of our Class A common stock outstanding as of October 31, 2025, and (b) 328,228 shares of our Class A common stock acquirable upon exchange of 354,076 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(15)	Mr. Merkel’s holdings consist of (a) 59,605 shares of our Class A common stock held directly, (b) 2,901 shares of our Class A common stock held in trusts for the benefit of the Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee, and (c) 11,529 shares of our Class A common stock held in Mr. Merkel’s 401(k) Plan account as of April 1, 2026.

(16)	Mr. Rispoli’s holdings consists of (a) 118,672 shares of our Class A common stock held directly and (b) 29,292 shares of our Class A common stock acquirable upon exchange of 31,599 Newmark Holdings exchangeable limited partnership units.

(17)	Mr. Alvarado’s holdings consist of (a) 16,448 shares of our Class A common stock held directly, (b) 10,557 shares of our Class A common stock held pursuant to restricted stock awards for which Mr. Alvarado has voting power, and (c) 4,906 shares of our Class A common stock acquirable upon exchange of 5,292 Newmark Holdings exchangeable limited partnership units held by Mr. Alvarado.

(18)	Mr. Kyle Lutnick’s holdings consist of (a) 6,827 shares of our Class A common stock held directly and (b) 539 shares of our Class A common stock held in Mr. Kyle Lutnick’s 401(k) Plan account as of April 1, 2026.

(19)	Ms. Bauer’s holdings consist of 56,104 shares of our Class A common stock held directly.

(20)	Mr. McIntyre’s holdings consist of 36,845 shares of our Class A common stock held directly.

(21)	Mr. Itzkowitz’s holdings consist of 38,754 shares of our Class A common stock held directly.

(22)	Percentage based on (a) 156,062,131 shares of our Class A common stock outstanding as of April 1, 2026, and (b) 362,426 shares of our Class A common stock acquirable upon exchange of 390,967 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors.

Equity Compensation Plan Information as of December 31, 2025
	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity Plan (approved by security holders)	9,686,564	$9.86	373,903,017
Equity compensation plans not approved by security holders	—	—	—
Total	9,686,564	$9.86	373,903,017

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC and Cantor, the relationships between us and BGC and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, are subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Ethics, which are publicly available on our website at www.nmrk.com/corporate-responsibility/corporate-governance under the heading “Audit Committee Charter,” and under the heading “Code of Business Conduct and Ethics,” respectively. Related-party transactions with BGC are also reviewed by the BGC board and its audit committee under their own policies.

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

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to the 2025 Form 10-K or our other filings with the SEC. We urge you to read the full text of these agreements.

Transactions with Executive Officers

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares or the acceleration of RSUs or other awards in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining awards held by the executives. See “Compensation Discussion and Analysis — Transactions with and Modifications of Awards to Executive Officers” and “Compensation Discussion and Analysis — Former Standing Policy for Mr. Howard W. Lutnick” for more information.

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

On May 16, 2025, Mr. Howard Lutnick agreed to sell to the Company 10,839,674 shares of Newmark Class A common stock beneficially owned by him, including (i) 7,989,936 shares held directly by Mr. Howard Lutnick, (ii) 2,843,781 shares held in Mr. Howard Lutnick’s personal asset trust, (iii) 3,384 shares held by the Howard W. Lutnick Family Trust, and (iv) 2,573 shares held by Mr. Howard Lutnick’s spouse. The price per share for the sale was $11.58, which was equal to the closing price of a share of Class A common stock on the Nasdaq Global Select Market on May 16, 2025. The closing of the sale of the 10,839,674 shares held by him, his spouse, and the trusts occurred on May 19, 2025. Additionally, on May 16, 2025, the Company agreed to repurchase 129,859 shares of Class A common stock, par value $0.01 per share, of the Company beneficially owned by Mr. Howard Lutnick and originating from retirement accounts, including certain shares held by his spouse, closing immediately after the closing of the sale of the voting shares of CFGM by Mr. Howard Lutnick described below.

On October 6, 2025, the repurchase of the 129,859 retirement shares closed for a price per share of $11.58, less $0.06 per share for the after-tax portion of any dividends on such shares of Class A common stock paid to Mr. Howard Lutnick and his spouse, in each case, between May 16, 2025 and October 6, 2025, as well as the after-tax portion of any declared but unpaid dividends on such shares of Class A common stock with a record date prior to October 6, 2025 that were payable. Additionally, on October 6, 2025, the Company repurchased 4,400 shares held directly by Mr. Howard Lutnick’s spouse, for a price per share of $11.04, less $0.048 per share for the after-tax portion of paid and payable dividends to her. Each of the repurchases was made pursuant to the Company’s existing Share Repurchase Authorization approved by the Board and by the Audit Committee in November 2024, and the repurchase of these shares pursuant to such existing authorization was expressly approved by the Audit Committee in connection therewith.

On October 6, 2025, Mr. Howard Lutnick completed his divestiture through the following transactions:

●	In his capacity as trustee of a trust, consummated the sale to certain trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of all of the voting shares of CFGM; and

●	In his capacity as trustee of certain trusts, consummated the sale to certain other trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of certain interests, including those in Tangible Benefits and KBCR, which collectively hold 2.1 million shares of Newmark Class A common stock.

Voting Power following Closing of Divestment Transactions

Following the closing of the transactions above, Mr. Howard Lutnick no longer had voting or dispositive power over any of our securities and Mr. Brandon Lutnick currently holds voting and dispositive power over the securities divested by Mr. Howard Lutnick and not repurchased by us. As of April 1, 2026, Mr. Brandon Lutnick beneficially owned 4,391,380 shares of our Class A common stock and 21,285,533 shares of our Class B common stock, collectively representing 58.9% of the total voting power of our outstanding common stock. See “— Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark” for further information on voting power.

Lutnick Family Voting and Transfer Agreement

On May 16, 2025, Brandon G. Lutnick, Kyle S. Lutnick, Casey J. Lutnick, and Ryan G. Lutnick, each in their capacity as trustees of certain trusts (including the Purchaser Trusts), and certain other entities entered into a voting and transfer agreement (the “Voting Agreement”) relating to securities of the Company held by the trusts and such entities (“Voting Agreement Securities”). On October 6, 2025, the governance, voting and transfer provisions of the Voting Agreement became effective upon the closing of the sale of the voting shares of CFGM described above.

Pursuant to the trust documentation of the Purchaser Trusts, each of Brandon G. Lutnick, Kyle S. Lutnick, Casey J. Lutnick and Ryan G. Lutnick is an investment trustee of such trusts, and Brandon G. Lutnick is the controlling investment trustee, which means that if there is any disagreement among the investment trustees, the decision of Brandon G. Lutnick will control if he is then acting as an investment trustee. Any such decisions, however, shall be subject to the terms of the Voting Agreement.

The Voting Agreement provides that, with respect to the election or removal of directors of the Company, (i) if there is a controlling investment trustee, each of the parties shall vote (or cause the voting of) the Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by the controlling investment trustee (after consultation with each of the Family Branch representatives); and (ii) if there is not a controlling investment trustee, the parties shall vote (or cause the voting of) the Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by a Majority of the Family Branches (as defined below).

The Voting Agreement further provides that, with respect to the following matters for which a vote of securities of the Company is sought, each of the parties to the Voting Agreement shall vote the Voting Agreement Securities over which it has the direct or indirect power to vote as directed by a Majority of the Family Branches:

●	any merger or consolidation transaction or sale, lease or exchange of all, or substantially all, of the assets of the Company, or any transaction or series of related transactions pursuant to which shares of the Company are transferred such that more than 50% of the voting power of the equity securities of the Company are transferred;

●	entry by the Company or any of its subsidiaries into any transaction or series of related transactions with a member of any Family Branch (other than with respect to election or removal of directors of the Company);

●	the authorization or issuance of any equity securities by the Company (other than pursuant to an incentive compensation plan); and

●	the amendment, restatement, modification or supplement of any organizational document of the Company or its subsidiaries in a manner that would reasonably be expected to impair, interfere with or delay the exercise of the rights set forth with respect to these bulleted items.

The Voting Agreement also prohibits the transfer of the Voting Agreement Securities without the consent of a Majority of the Family Branches, subject to certain limited exceptions.

For purposes of the Voting Agreement:

●	“Family Branch” generally means each of Brandon Lutnick and his collective descendants, Kyle S. Lutnick and his collective descendants, Casey J. Lutnick and her collective descendants and Ryan G. Lutnick and his collective descendants;

●	“Majority of the Family Branches” means, with respect to any matter, approval of such matter by both: (a) if there is a controlling investment trustee, the controlling investment trustee; and (b) if any Family Branch is entitled to vote in accordance with the Voting Agreement, a majority vote of the Family Branches entitled to vote in accordance the Voting Agreement (with the Voting Agreement specifying a different approval standards if there is no controlling investment trustee and no Family Branch entitled to vote in accordance with the Voting Agreement); and

●	“Controlling investment trustee” means any individual serving as investment trustee of the Purchaser Trusts whose decision with respect to investment decisions, under the terms of such trusts, controls in the event of a disagreement among the investment trustees of such trusts (and Brandon Lutnick is currently the controlling investment trustee).

Separation, Initial Public Offering, and Spin-Off Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the IPO, BGC Partners, BGC Holdings, L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into the Separation and Distribution Agreement which sets forth the agreements among BGC Partners, Cantor, Newmark and their respective subsidiaries regarding, among other things:

●	the principal corporate transactions pursuant to which the BGC group transferred to the Newmark group the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (the “Separation”);

●	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

●	the IPO and certain pre-IPO contributions of assets by BGC Partners to Newmark in exchange for additional shares thereof;

●	the assumption and repayment of indebtedness by the BGC group and the Newmark group;

●	the Spin-Off, including the termination of certain arrangements between the BGC group and the Newmark group immediately prior thereto;

●	future access to information, records and personnel necessary or appropriate to comply with regulatory requests or inquiries, for the preparation of financial statements or tax returns, or to conduct litigation;

●	indemnities by and among the BGC group, the Newmark group and Cantor and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities with respect to liabilities retained or assumed by the BGC group or the Newmark group, as applicable, and/or resulting from breaches of the agreement; and

●	other agreements governing the relationship between BGC, Newmark and Cantor.

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

Exchange Agreement

In connection with the Separation on December 13, 2017, we entered into the exchange agreement, which provides BGC Partners, Cantor, CFGM and any other qualified Class B holder entitled to hold Class B common stock under our Second Amended and Restated Certificate of Incorporation (our “certificate of incorporation”) with the right to exchange at any time and from time to time, on a one-to-one basis, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Our Audit Committee and Board of Directors have determined that the exchange agreement is in the best interests of Newmark and its stockholders because, among other things, it will help ensure that Cantor retains its exchangeable limited partnership units in Newmark Holdings, which is the same partnership in which Newmark’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC Partners) who were holders of record of such units as of the Spin-Off Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also for shares of Newmark Class B common stock, at the then-applicable exchange ratio (subject to adjustment).

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

Classes of Interests in Newmark Holdings

Newmark Holdings has the following outstanding interests:

●	a general partnership interest, which is held indirectly by us;

●	a special voting limited partnership interest, which is held indirectly by us and which entitles us to remove and appoint the General Partner of Newmark Holdings;

●	Newmark Holdings exchangeable limited partnership interests;

●	Newmark Holdings founding partner interests, which are limited partnership interests that were issued in the Separation in respect of BGC Holdings founding partner interests (which were issued to certain partners in connection with the 2008 separation of BGC Partners from Cantor);

●	Newmark Holdings limited partnership interests and units, including REU and AREU interests and working partner interests (including RPU, ARPU, PSI, PSE, APSI, PSU, APSU, HDU, LPU and NPSU interests and Preferred Units (as defined below)); and

●	Preferred units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, REUs, RPUs, AREUs and NPSUs, which carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units. Preferred Units cannot be made exchangeable into shares of Class A common stock, and they can only be exchanged for cash, at the determination price on the date of grant.

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

Exchanges

Each unit of the Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the then-current exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9270 as of March 31, 2026.

The Newmark Holdings founding partner interests will not be exchangeable with us unless (1) Cantor reacquires such interests from Newmark Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, in which case each such Newmark Holdings unit will be exchangeable with us for a number of shares of our Class A common stock equal to the then-current exchange ratio, on terms and conditions to be determined by Cantor. Once a Newmark Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged upon a termination or bankruptcy with us for our Class A common stock.

In particular, Cantor has provided that as of December 31, 2025, 134,651 Newmark Holdings founding partner interests will be exchangeable with us for a number of shares of Class A common stock equal to the then-current exchange ratio, in accordance with the terms of the Newmark Holdings limited partnership agreement.

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

The limited partnership units will only be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such units, which terms and conditions will be determined in our sole discretion, as the owner of the General Partner of Newmark Holdings, with the written consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, currently held by Cantor, with respect to the grant of any exchange right, in accordance with the terms of the Newmark Holdings limited partnership agreement.

Notwithstanding the foregoing, to the extent that Newmark Holdings units issued in the Separation (“legacy Newmark Holdings units”) were not exchangeable as of immediately after the Separation, the determination of whether to grant an exchange right with respect to such legacy Newmark Holdings units will be made as follows:

●	if the legacy Newmark Holdings units are held by an employee of the BGC group providing services solely to the BGC group, then BGC Group shall make such determination;

●	if the legacy Newmark Holdings units are held by an employee of the Newmark group providing services solely to the Newmark group, then Newmark shall make such determination; and

●	if the legacy Newmark Holdings units are held by an employee of the BGC group, the Newmark group or the Cantor group providing services to both the BGC group and the Newmark group, then BGC Group shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the BGC group, and Newmark shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the Newmark group.

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

Distributions

The profit and loss of Newmark OpCo is generally allocated based on the total number of Newmark OpCo units outstanding. The profit and loss of Newmark Holdings is generally allocated based on the total number of Newmark Holdings units outstanding. The minimum distribution for each RPU interest issued after the IPO is $0.005 per quarter.

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

In the discretion of the Newmark Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may be withheld from the founding/working partners and the limited partnership unit holders and distributed over time subject to the satisfaction of conditions set by us, as the owner of the General Partner of Newmark Holdings, such as continued service to us. These distributions that may be withheld relate to income items from nonrecurring events, including, without limitation, items that would be considered “extraordinary items” under GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that does not result in monetary payments to Newmark Holdings) attributable to extraordinary events affecting Newmark Holdings.

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

Cantor has a right to purchase from Newmark Holdings exchangeable limited partnership interests, with the associated exchange rights issued in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof for transactions not involving a public offering, in the event that any Newmark Holdings founding partner interests that have not become exchangeable are redeemed by Newmark Holdings upon termination or bankruptcy of a founding partner or upon mutual consent of the General Partner of Newmark Holdings and Cantor. Cantor has the right to purchase such Newmark Holdings exchangeable limited partnership interests at a price equal to the lesser of (1) the amount that Newmark Holdings would be required to pay to redeem and purchase such Newmark Holdings founding partner interests and (2) the amount equal to (a) the number of units underlying such founding partner interests, multiplied by (b) the exchange ratio as of the date of such purchase, multiplied by (c) the then-current market price of our Class A common stock. Cantor may pay such price using cash, publicly traded shares or other property, or a combination of the foregoing. If Cantor (or the other member of the Cantor group acquiring such limited partnership interests, as the case may be) so purchases such limited partnership interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor Newmark Holdings nor any other person is obligated to pay Newmark Holdings or the holder of such founding partner interests any amount in excess of the amount set forth in clause (2) above.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9270 as of March 31, 2026. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

On October 23, 2024, Cantor exercised rights with respect to 13,861 exchangeable limited partnerships interests held by it, at the then-current exchange ratio of 0.9257, for 12,831 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering. Cantor immediately delivered the 12,831 shares of Class A common stock to such a former partner in satisfaction of its distribution rights shares obligations to that partner.

On February 18, 2025, Cantor exercised exchange rights with respect to 7,782,387 exchangeable limited partnership interests held by it, at the then-current exchange ratio of 0.9279, for 7,221,277 shares of Class A common stock, which Newmark issued to Cantor in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof for transactions not involving a public offering, and Cantor then immediately delivered those 7,221,277 shares of Class A Common Stock to certain current and former Cantor partners in satisfaction of all its remaining distribution rights shares obligations to them. After this event, Cantor had no more distribution rights shares obligations.

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

A founding/working partner or limited partnership unit holder is considered to have engaged in a “Competitive Activity” if such partner (including by or through his, her or its affiliates), during the applicable restricted period, engages in one of the following activities, which we collectively refer to as the “Competitive Activities”:

(1)	at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, directly or indirectly, or by action in concert with others, solicits, induces, or influences, or attempts to solicit, induce or influence, any other partner, employee, member, partner or consultant of Cantor, Newmark or any member of the Cantor group or affiliated entity to terminate its employent or other business arrangements with Cantor, Newmark or any member of the Cantor group or affiliated entity, or to engage in any Competing Business or hires, employs, engages (including as a consultant or partner) or otherwise enters into a Competing Business with any such person;

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

Adjustment to Exchange Ratio

Each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for a number of shares of Newmark common stock equal to the exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement as described below and was 0.9264 as of December 31, 2025.

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

The Separation and Distribution Agreement provides that in the event that there shall be any Reinvestment Cash in any fiscal quarter, the exchange ratio shall be adjusted so that it shall be equal to (i) the number of fully diluted outstanding shares of Newmark common stock (as defined in the Separation and Distribution Agreement) as of immediately prior to such adjustment, divided by (ii) the sum of (A) the number of fully diluted outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus (B) the Adjustment Factor (as described below) for such fiscal quarter, plus (C) the sum of the aggregate Adjustment Factors for all prior fiscal quarters following the initial public offering of Newmark Class A common stock, where:

●	the Adjustment Factor shall be equal to the Reinvestment Cash divided by the Newmark Current Market Price (as defined in the Separation and Distribution Agreement) as of the day prior to the date on which the adjustment to the exchange ratio is made for such fiscal quarter; provided that

●	if, in any subsequent fiscal quarter, the exchange ratio shall be further adjusted and the Newmark Current Market Price as of the day prior to the date on which such further adjustment is made is greater than the Newmark Current Market Price used in the bullet above, then the Adjustment Factor for such prior fiscal quarter shall be re-calculated using such greater Newmark Current Market Price.

●	Newmark shall determine the particular date in which any adjustment to the exchange ratio in respect of a particular fiscal quarter shall occur, taking into account the precise timing of any distributions by Newmark Holdings and Newmark in respect of such fiscal quarter.

Use of Reinvestment Cash

We receive significant tax benefits from the partnership structure of Newmark OpCo and Newmark Holdings. Specifically, in connection with an exchange of an exchangeable Newmark Holdings limited partnership interest with Newmark for shares of Newmark common stock, Newmark OpCo receives a tax deduction. We, in turn, benefit from the majority of this tax deduction as a result of our ownership interest in Newmark OpCo. In a typical Umbrella Partnership-C corporation structure, we would normally receive a much smaller portion of these tax benefits.

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

In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. For the year ended December 31, 2024, allocated expenses were $26.4 million for these services. For the year ended December 31, 2025, allocated expenses were $33.3 million for these services. These allocated charges may from time to time include compensation charges related to services provided in the ordinary course of business by a number of individuals who are corporate executives or other management of Cantor or their staff, including Mr. Kyle Lutnick, a member of our Board of Directors and Executive Vice Chairman of Cantor, or Mr. Brandon Lutnick, the brother of Mr. Kyle Lutnick and the Chief Executive Officer of Cantor. These charges are not segregated by nor identify the specific services provided by such individuals. For the year ended December 31, 2025, the allocated compensation charges for services related to individuals in this group was approximately $2.05 million.

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

Certain interests in Newmark Holdings may be exchanged in the future for a number of shares of Newmark Class A common stock or shares of Newmark Class B common stock equal to the then-applicable exchange ratio. Certain of these exchanges could result in increases to our share of the tax basis of the tangible and intangible assets of Newmark OpCo that otherwise would not have been available, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

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

The transactions described under “— Cantor’s Right to Purchase Exchangeable Newmark Holdings Limited Partnership Interests Upon Redemption or Exchange of Newmark Holdings Founding Partner Interests — Distribution Rights Shares,” above, are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that we would otherwise be required to pay in the future. As discussed above, the tax receivable agreement provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that we actually realize as a result of the transactions. As of December 31, 2025, there was a $19.5 million tax receivable balance included in other assets and a $17.5 million liability to Cantor included in other long-term liabilities on our unaudited condensed consolidated balance sheets.

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

The Court of Chancery approved the proposed settlement and dismissed the case after a hearing held on August 13, 2025. The Company received $50.0 million from insurers and paid $7.7 million of plaintiff’s counsel legal fees.

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

Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark

General

We are controlled by Cantor and CFGM, which are controlled indirectly by Mr. Brandon Lutnick, Cantor’s Chief Executive Officer and Chairman and CFGM’s Chief Executive Officer. As of April 1, 2026, Mr. Brandon Lutnick beneficially owned 4,391,380 shares of our Class A common stock and 21,285,533 shares of our Class B common stock, collectively representing 58.9% of the total voting power of our outstanding common stock. As of April 1, 2026, Cantor and CFGM also owned 20,383,335 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Mr. Brandon Lutnick, through his control of Cantor, would have approximately 73.5% of our total voting power as of April 1, 2026 (60.6% if Cantor were to exchange such units into shares of our Class A common stock).

There is overlap in our Board and management with Cantor’s and BGC’s boards of directors and management, including (i) Mr. Merkel, who serves as both our Executive Vice President and Chief Legal Officer as well as Chairman of the Board and as Cantor’s Executive Vice Chairman, Executive Managing Director, and General Counsel as well as BGC’s Chairman of the Board, Executive Vice President and General Counsel, and (ii) Mr. Kyle Lutnick, who is a member of our Board and also serves as Cantor’s Executive Vice Chairman and President of CFGM.

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

Cantor’s, CFGM’s and/or Mr. Brandon Lutnick’s ability to exercise control or influence over us could create or appear to create potential conflicts of interest. Conflicts of interest or the appearance thereof may arise between us and Mr. Brandon Lutnick and Cantor and CFGM and/or other members of the Lutnick family, including Mr. Kyle Lutnick, one of our board members, in a number of areas relating to our past and ongoing relationships, including:

●	potential acquisitions and dispositions of businesses, mergers, joint ventures, investments or similar transactions;

●	the issuance, acquisition or disposition of securities by us;

●	the election of new or additional directors to our Board and/or causing the appointment of executive officers or other members of the management team, any of which could be members of the Lutnick family;

●	the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others;

●	any loans to or from us or Cantor, or any financings or credit arrangements that relate to or depend on our relationship with Cantor or its relationship with us;

●	clients of ours who may also be clients of Cantor or BGC, and any preferential terms or terms perceived as being preferential that may be extended to such clients by Cantor, BGC, or us;

●	investment banking services or advisory services provided by Cantor, CF&Co and its affiliates, and any customary fees and commissions associated with such services;

●	market making or underwriting provided by Cantor, CF&Co and its affiliates for our notes once the appropriate registration statement is filed with the SEC;

●	intellectual property matters;

●	business combinations involving us;

●	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities,;

●	overlapping clients;

●	the nature, quality and pricing of administrative services and transition services to be provided to or by Cantor or its affiliates;

●	any positions by members of the Lutnick family with us, including as directors or officers, and our affiliates, BGC Group and/or Cantor and their ownership of any such equity or the equity of any of Cantor’s other affiliates; and

●	any transactions between us or any of our affiliates and the U.S. government or related entities or any actual or perceived conflicts of interests related thereto.

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

We also expect Cantor to manage its ownership of BGC and us so that no company will be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute Cantor’s voting power in us.

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

Cantor has existing real estate-related businesses and may, from time to time, sponsor special purpose acquisition companies (“SPACs”) or invest in other ventures which have a real estate focus. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Cantor may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our capital markets business, there can be no assurance that Cantor’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

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

Potential Conflicts Related to BGC and Cantor

For purposes of the below:

●	“BGC Group Company” means BGC Group or any of its affiliates (other than us and our subsidiaries);

●	“Cantor Company” means Cantor or any of its affiliates (other than us and our subsidiaries);

●	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

●	“corporate opportunity” means any business opportunity that we are financially able to undertake, that is, from its nature, in our lines of business, is of practical advantage to us and is one in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Group Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with our self-interest.

Our agreements and other arrangements with BGC and Cantor, including the Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of our Audit Committee. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

In order to address potential conflicts of interest between or among BGC, Cantor and their respective representatives and us, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve BGC and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith. Our certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Group Company, or any of the representatives, of a Cantor Company or BGC Group Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Group Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Group Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third-party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Group Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Group Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

No contract, agreement, arrangement or transaction between any BGC Group Company, any Cantor Company or any of their respective representatives, on the one hand, and us or any of our representatives, on the other hand, will be void or voidable solely because any BGC Group Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Group Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to us and our stockholders with respect thereto; and (ii) shall not be liable to us or our stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

●	such contract, agreement, arrangement or transaction is approved by our Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

●	such contract, agreement, arrangement or transaction is approved by our stockholders by the affirmative vote of a majority of the voting power of all of our outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Group Company or a Cantor Company; or

●	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to us.

While the satisfaction of the foregoing conditions shall be sufficient to show that any BGC Group Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to us and our stockholders with respect thereto; and (ii) shall not be liable to us or our stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, none of the foregoing conditions shall be required to be satisfied for such showing.

Our directors who are also directors or officers of any BGC Group Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of our Board of Directors or of a committee that authorizes such contract, agreement, arrangement or transaction. Shares of our common stock owned by any BGC Group Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of stockholders called to authorize such contract, agreement, arrangement or transaction. Our directors who are also directors or officers of any BGC Group Company, any Cantor Company or any of their respective representatives shall not owe or be liable for breach of any fiduciary duty to us or any of our stockholders for any action taken by any BGC Group Company, any Cantor Company or their respective representatives, in their capacity as our stockholder or affiliate.

Transactions by Cantor with Newmark in Equity Securities

Our Board of Directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to transactions in our securities from time to time. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors in certain situations, including if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. Our Board’s intent in determining that Cantor is a “deputized” director is that acquisitions or dispositions by Cantor of shares of our common stock or interests in our common stock from or to us or its majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Transactions with Cantor Commercial Real Estate Company, L.P. (“CCRE”)

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing rights are recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $1.6 million for the year ended December 31, 2025, which was included as part of “Management services, servicing fees and other” in the consolidated statements of operations included in Part II, Item 8 of the 2025 Form 10-K.

CF Secured Borrowing Facility

On August 2, 2021, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, may seek to sell securities owned by the Company to CF Secured and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. The Repurchase Agreement is subject to ongoing compliance with various covenants and contains customary events of default. If an event of default occurs, the repurchase date for each transaction under the Repurchase Agreement may be accelerated to the date of default. For events of default relating to insolvency and receivership, the repurchase date for each transaction under the Repurchase Agreement is automatically accelerated to the date of default. The Repurchase Agreement is on market terms and rates, and was approved by our Audit Committee.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement (the “First Cantor Credit Agreement Amendment”). Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement (the “Newmark Revolving Loans”). The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Amended and Restated Credit Agreement, dated as of March 10, 2022 by and among Newmark, as borrower, certain subsidiaries of Newmark, as guarantors, Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, most recently amended and restated on April 26, 2024 (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”). Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes, as defined below. While the Newmark Revolving Loans were outstanding, we paid $0.5 million of interest to Cantor. As of December 31, 2025, there were no borrowings outstanding under the Cantor Credit Agreement.

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

Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes, which purchase was approved by the Audit Committee, and thus far has received $4,687,500 in interest payments on the 7.500% Senior Notes that it holds. On August 8, 2024, the Company filed a registration statement on Form S-3 pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling securityholders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of the date of this Proxy Statement.

Also on August 8, 2024, the Company filed a registration statement on Form S-3 pursuant to which CF&Co and other affiliates of the Company may make offers and sales of the 7.500% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any of our other affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. The Company does not receive any proceeds from market-making activities in the 7.500% Senior Notes by CF&Co or any other affiliates.

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

Services Agreement with CFE Dubai

In May 2020, the Audit Committee authorized Newmark & Co. to enter into an agreement with Cantor Fitzgerald Europe (DIFC Branch) (“CFE Dubai”) pursuant to which CFE Dubai will employ and support an individual who is a resident of Dubai in order to enhance Newmark’s capital markets platform, in exchange for a fee. CFE Dubai and Newmark & Co. negotiated a Services Agreement memorializing the arrangement between the parties (the “Services Agreement”). The Services Agreement provides that Newmark & Co. will reimburse CFE Dubai for the individual’s fully allocated costs, plus a mark-up of seven percent (7%). In addition, the Audit Committee authorized the Company and its subsidiaries to enter into similar arrangements in respect of any jurisdiction, in the future, with Cantor and its subsidiaries, provided that the applicable agreements contain customary terms for arrangements of this type and that the mark-up charged by the party employing one or more individuals for the benefit of the other is between 3% and 7.5%, depending on the level of support required for the employed individual(s). During the year ended December 31, 2025, there were no fees paid under these agreements.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee authorized Newmark Holdings Limited (“NHL”), a subsidiary of Newmark, to enter into an agreement with Cantor Fitzgerald Europe (“CFE”) pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s clients. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of seven percent (7%) and CFE will be entitled to ten percent (10%) of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals. Newmark did not make any payments pursuant to this agreement for the year ended December 31, 2025.

Sublease to Cantor Fitzgerald, L.P.

In June 2024, Cantor entered into a sublease effective as of February 14, 2024. The deal was a twelve year sublease of approximately 6,200 of rentable square feet in San Francisco, California. The sublease was provided at a rate of $36,000 per month. During the year ended December 31, 2025, Newmark received $0.4 million from Cantor.

Transactions Related to Ordinary Course Real Estate Services

On November 4, 2020, our Audit Committee authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.

Knotel Assets

As part of the acquisition of Knotel, Inc. on March 24, 2021, we assigned the rights to acquire certain Knotel, Inc. assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, we would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

Employment Matters

Kyle Lutnick

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

Service Transactions with Executive Officers

From time to time, the Company has provided brokerage services to entities in which Mr. Gosin holds an ownership interest, and from time to time the Company has engaged entities in which Mr. Gosin holds an ownership interest for secretarial and janitorial services. These relationships are generally reviewed against third-party rates for similar services and are entered into on an arms-length basis, and Mr. Gosin does not direct the engagement of these entities.

Fountain House Charitable Donation

On September 16, 2025, the Board and Audit Committee approved a charitable donation of $2 million from a subsidiary of the Company to Fountain House, a national mental health nonprofit organization. Mr. Gosin serves on the Board of Directors of Fountain House.

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

The timing and amount of Company debt securities repurchased under the program, if any, will be at the discretion of management, and will depend on the optimal uses of capital as determined by management, available cash, market conditions, the cost to repurchase such securities as compared to other forms of debt repayment (including debt under our Credit Facility), and other considerations. Therefore, there can be no assurance as to the aggregate principal amount of Company debt securities, if any, repurchased. We may discontinue the repurchase program at any time. There were no such transactions during the year ended December 31, 2025. As of December 31, 2025, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

Additionally, we are authorized to make any such repurchases through Cantor or its affiliates, including CF&Co, in their capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time. During the year ended December 31, 2025, CF&Co did not act as our broker in connection with any equity repurchases.

See “— Divestment Transactions Relating to Mr. Howard Lutnick — Sale of Class A Common Stock to the Company” for a discussion of our repurchases of Class A common stock from Mr. Howard Lutnick and his spouse in connection with his divestment of his interests in us.

Referral Fees to Cantor

In September 2021, the Audit Committee authorized Newmark and its subsidiaries to pay referral fees to Cantor and its subsidiaries (other than us and our subsidiaries) in respect of referred business, pursuant to ordinary course arrangements in circumstances where Newmark would customarily pay referral fees to unrelated third parties and where we are paying a referral fee to Cantor in an amount that is no more than the applicable percentage rate set forth in our intra-company referral policies, as then in effect, with such fees to be at referral rates no less favorable to us than would be paid to unrelated third parties. There were no such transactions during the year ended December 31, 2025.

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

Joint Capital Raising and Advisory Services Authorization with CF&Co

On June 26, 2025, the Audit Committee of the Company approved an arrangement with CF&Co pursuant to which the Company and CF&Co would be jointly engaged as placement agents to provide capital raising and financial advisory services to an existing third-party client of Newmark in a private funding round. Pursuant to the arrangement, the Company and CF&Co will collectively receive a fee equal to the greater of $6 million and 4% of the gross proceeds raised during the funding round, with such fee to be split equally between the Company and CF&Co.

Additionally, on the same date, the Audit Committee authorized the Company and its subsidiaries to enter into joint engagements with CF&Co and its subsidiaries as advisors on other capital raising or other financial advisory mandates with unaffiliated third-parties for transactions with total fees of $10 million or less, provided that the gross transaction fees paid to the Company and CF&Co are negotiated on an arms-length basis and based on reasonable and customary third-party fees for similar mandates and the allocation of the fees are made proportionate to the work expected to be performed by CF&Co and the Company, in each case as reasonably determined by the Company’s Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, during the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit fees	$4,534,422	$4,262,240
Audit-related fees	341,600	311,600
Tax fees	40,735	59,658
All other fees	-	—
Total	$4,916,757	$4,633,498

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

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2025, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2025. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2025 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1**	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)
3.1	Second Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 2, 2026)
4.2	Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)
4.3	Second Supplemental Indenture, dated as of January 12, 2024, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)
4.4	Form of Newmark Group, Inc. 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)
10.1**	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.2	Amendment, dated as of March 10, 2023, to the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2023)
10.3	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.4	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)
10.5	Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.6	Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)
10.7	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.8	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.9	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.10	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.11	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.12†	Change in Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.13†	Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)
10.14†	Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2022)
10.15†	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)
10.16	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)
10.17	Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)
10.18	First Amendment, dated December 20, 2023, to the Credit Agreement, dated as of November 30, 2018, by and between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)
10.19	Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)
10.20	First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)
10.21	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)
10.22*	Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

10.23	Consent Letter, dated December 20, 2023, related to the Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)
10.24	Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2024)
10.25†	Second Amended and Restated Employment Agreement, dated as of August 7, 2024, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2024)
10.26†	Amended and Restated Newmark Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.27†	Amended and Restated Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.28†	Amended and Restated Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024)
10.29†	Change in Control Agreement, dated February 18, 2025, by and between Stephen Merkel and Newmark Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025)
10.30†	Offer Letter, by and between Newmark Partners, L.P. and Luis Alvarado, dated April 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2025)
10.31	Third Amended and Restated Credit Agreement, dated as of April 17, 2026, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2026)
19	Newmark Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant's Current Report on Form 10-K filed with the SEC on March 3, 2025)
21.1	List of subsidiaries of Newmark Group, Inc. (incorporated by reference as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed March 2, 2026)
23.1	Consent of Ernst & Young LLP (incorporated by reference as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed March 2, 2026)
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed March 2, 2026)
97.1	Compensation Recovery Policy of Newmark Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 29, 2024)
101	Interactive data file, formatted in Inline XBRL
104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2026.

Newmark Group, Inc.

By:	/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer