Form 10-Q
period 2026-03-31
NEWMARK GROUP, INC.
filed 2026-05-08
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2026
Class A Common Stock, par value $0.01 per share	156,242,184 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

NEWMARK GROUP, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

DEFINITION

2023 Gosin Employment Agreement	The Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on February 10, 2023

2024 Gosin Employment Agreement	The Second Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 7, 2024

2026 Proxy Statement	Proxy statement for the Company’s 2026 Annual Meeting of Stockholders

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

AI	Artificial intelligence; technology that uses data-driven models to perform tasks requiring human-like analysis, output generation, or decision-making

Altus	Altus Group Limited's appraisal business based in Canada acquired by Newmark on March 2, 2026

ASU	FASB accounting standards update

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark multifamily capital markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

BGC Entity Group	BGC Group, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Entity Group), collectively

BGC Group	BGC Group, Inc. (Nasdaq: BGC) and, where applicable, its consolidated subsidiaries

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests in Newmark Holdings owned by BGC Holdings immediately prior to the distribution

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

Company	Newmark Group, Inc. and, where applicable, its consolidated subsidiaries

Company debt securities	The 7.500% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

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

Credit Facility
The credit facility pursuant to the Credit Agreement, as amended and restated, with a maximum revolving loan balance of $900.0 million, which the Company has the right to increase up to $1.1 billion subject to certain conditions being met, and a maturity date of April 17, 2030, bearing interest at either SOFR or a defined base rate plus additional margin.

CRM	Customer relationship management

Deskeo	Space Management (d/b/a “Deskeo”)

DGCL	Delaware General Corporation Law

Employees	Includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508

EPS	Earnings Per Share

Equity Plan	Amended and Restated Newmark Group, Inc. Long Term Incentive Plan

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

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

Freddie Mac	The Federal Home Loan Mortgage Corporation

Freddie Mac Strip	A three basis point servicing fee and/or up to a one-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool

Freddie Mac TAH	The Freddie Mac Targeted Affordable Housing Program

GDP	Gross domestic product

GDPR	The General Data Protection Regulation is a European Union regulation on information privacy

Gerald Eve	Newmark Gerald Eve LLP, a London-based real estate advisory firm acquired on March 10, 2023

Ginnie Mae	The Government National Mortgage Association

GSE or GSEs	Government-sponsored enterprises (Fannie Mae and Freddie Mac)

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated balance sheets

HUD	U.S. Department of Housing and Urban Development

HUD LEAN	HUD’s mortgage insurance program for senior housing

HUD MAP	HUD’s Multifamily Accelerated Processing

Investment Company Act	Investment Company Act of 1940, as amended

Iran conflict	The conflict between the U.S.-Israel and Iran that began on February 28, 2026

Knotel	Knotel, Inc.

Leasing and Other Commissions	Includes fees from landlord (or “agency”) representation and tenant (or “occupier”) representation

LEED	Leadership in Energy and Environmental Design

LIBOR	London Inter-Bank Offered Rate

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the Iran conflict and other unrest in the Middle East (including the disruption of global energy supply chains and the closure or disruption of the Strait of Hormuz), the conflict between Ukraine and Russia, conflicts in the Latin America and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, changes in government spending, recession fears, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors;
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
•the effect on our business of leadership changes and our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise;
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

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$212,070	$229,109
Restricted cash and short-term investments	122,916	120,176
Loans held for sale, at fair value	1,141,298	913,302
Receivables, net	679,748	628,405
Other current assets (see Note 17)	116,792	114,050
Total current assets	2,272,824	2,005,042
Goodwill	798,289	802,040
Mortgage servicing rights, net	514,248	517,994
Loans, forgivable loans and other receivables from employees and partners, net	900,339	862,204
Right-of-use assets	416,118	447,765
Fixed assets, net	154,424	156,490
Other intangible assets, net	74,997	76,336
Other assets (see Note 17)	147,818	151,296
Total assets	$5,279,057	$5,019,167
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,124,651	$892,439
Accrued compensation	399,720	440,337
Accounts payable, accrued expenses and other liabilities (see Note 26)	572,893	572,294
Payables to related parties	2,261	1,835
Total current liabilities	2,099,525	1,906,905
Long-term debt	832,015	671,746
Right-of-use liabilities	406,590	437,205
Other long-term liabilities (see Note 26)	249,332	251,507
Total liabilities	3,587,462	3,267,363
Commitments and contingencies (see Note 28)
Redeemable partnership interests	11,025	12,049
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 251,546,425 and 246,782,485 shares issued at March 31, 2026 and December 31, 2025, respectively, and 155,988,950 and 160,656,704 shares outstanding at March 31, 2026 and December 31, 2025, respectively	2,516	2,468
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at March 31, 2026 and December 31, 2025, convertible into Class A common stock	212	212
Additional paid-in capital	1,046,655	998,903
Retained earnings	1,320,725	1,311,748
Treasury stock at cost: 95,557,475 and 86,125,782 shares of Class A common stock at March 31, 2026 and December 31, 2025, respectively	(969,611)	(854,565)
Accumulated other comprehensive loss	(1,573)	2,808
Total stockholders’ equity	1,398,924	1,461,574
Noncontrolling interests	281,646	278,181
Total equity	1,680,570	1,739,755
Total liabilities, redeemable partnership interests, and equity	$5,279,057	$5,019,167

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Management Services, Servicing Fees and Other	$344,031	$283,893
Leasing and Other Commissions	250,031	208,074
Capital Markets	252,457	173,527
Total Revenues	846,519	665,494
Expenses:
Compensation and employee benefits	515,607	399,512
Equity-based compensation and allocations of net income to limited partnership units and FPUs	68,396	74,346
Total compensation and employee benefits	584,003	473,858
Operating, administrative and other	181,444	153,977
Fees to related parties	8,524	9,570
Depreciation and amortization	46,232	46,358
Total operating expenses	820,203	683,763
Other income (loss), net	644	750
Income (loss) from operations	26,960	(17,519)
Interest expense, net	(6,914)	(8,483)
Income (loss) before income taxes and noncontrolling interests	20,046	(26,002)
Provision (benefit) for income taxes	3,431	(10,053)
Consolidated net income (loss)	16,615	(15,949)
Less: Net income (loss) attributable to noncontrolling interests	2,196	(7,183)
Net income (loss) available to common stockholders	$14,419	$(8,766)
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$14,419	$(8,766)
Basic earnings per share	$0.08	$(0.05)
Basic weighted-average shares of common stock outstanding	182,646	176,352
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$19,610	$(8,766)
Fully diluted earnings per share	$0.08	$(0.05)
Fully diluted weighted-average shares of common stock outstanding	256,041	176,352
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Consolidated net income (loss)	$16,615	$(15,949)
Foreign currency translation adjustments	(5,229)	5,927
Comprehensive income (loss), net of tax	11,386	(10,022)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,348	(6,229)
Comprehensive income (loss) available to common stockholders	$10,038	$(3,793)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2026	$2,468	$212	$998,903	$(854,565)	$1,311,748	$2,808	$278,181	$1,739,755
Consolidated net income	—	—	—	—	14,419	—	2,196	16,615
Foreign currency translation adjustments	—	—	—	—	—	(4,381)	(848)	(5,229)
Dividends to common stockholders	—	—	—	—	(5,442)	—	—	(5,442)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	7,789	7,789
Grant of exchangeability, redemption and issuance of Class A common stock, 4,763,939 shares	48	—	44,716	—	—	—	15,812	60,576
Contributions of capital to and from Cantor for equity-based compensation	—	—	(2)	—	—	—	—	(2)
Repurchase of 9,379,317 shares of Class A Common Stock	—	—	—	(114,403)	—	—	(21,944)	(136,347)
Forfeiture of Class A common stock, 52,376 shares	—	—	102	(643)	—	—	(103)	(644)
Restricted stock units compensation	—	—	2,936	—	—	—	563	3,499
Balance, March 31, 2026	$2,516	$212	$1,046,655	$(969,611)	$1,320,725	$(1,573)	$281,646	$1,680,570

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2025	$2,245	$212	$753,001	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169
Consolidated net income	—	—	—	—	(8,766)	—	(7,183)	(15,949)
Foreign currency translation adjustments	—	—	—	—	—	4,973	954	5,927
Dividends to common stockholders	—	—	—	—	(5,420)	—	—	(5,420)
Exchange of Cantor Units for Newmark Class A common stock, 7,221,277 shares	72	—	90,030	—	—	—	(90,102)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(11,198)	(11,198)
Grant of exchangeability, redemption and issuance of Class A common stock, 5,256,679 shares	53	—	23,634	—	—	—	12,492	36,179
Contributions of capital to and from Cantor for equity-based compensation	—	—	(700)	—	—	—	(128)	(828)
Forfeiture of Class A common stock, 60,238 shares	—	—	23	(648)	—	—	(115)	(740)
Restricted stock units compensation	—	—	9,940	—	—	—	1,821	11,761
Other	—	—	2,611	—	—	—	479	3,090
Balance, March 31, 2025	$2,370	$212	$878,539	$(746,579)	$1,193,099	$(6,314)	$225,664	$1,546,991

	Three Months Ended March 31,
	2026	2025
Dividends declared per share of common stock	$0.03	$0.03
Dividends declared and paid per share of common stock	$0.03	$0.03
The accompanying Notes to the Condensed Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$16,615	$(15,949)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(26,101)	(18,711)
Depreciation and amortization	46,232	46,358
Provision (benefit) for credit losses on the financial guarantee liability	1,460	1,503
Provision (reversal) for doubtful accounts	2,657	1,559
Equity-based compensation and allocation of net income to limited partnership units and FPUs	68,396	74,346
Employee loan amortization and other non-cash compensation expense	33,280	32,359
Non-cash changes in acquisition related earn-outs	200	188
Unrealized (gains) on loans held for sale	(9,403)	(20,121)
Loan originations—loans held for sale	(2,648,639)	(1,737,433)
Loan sales—loans held for sale	2,430,047	1,684,416
Other	184	(42)
Consolidated net income (loss), adjusted for non-cash and non-operating items	(85,072)	48,473
Changes in operating assets and liabilities:
Receivables, net	(49,669)	42,320
Loans, forgivable loans and other receivables from employees and partners, net	(63,302)	(122,330)
Right-of-use assets	32,302	(12,919)
Receivable from related parties	—	326
Other assets	(1,827)	(62,464)
Accrued compensation	(38,164)	(115,978)
Right-of-use liability	(34,095)	10,178
Accounts payable, accrued expenses and other liabilities	(8,198)	26,778
Payables to related parties	427	6,212
Net cash provided by (used in) operating activities	(247,598)	(179,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	(2,448)	—
Purchase of non-marketable investments	(500)	—
Purchases of fixed assets	(10,211)	(5,444)
Net cash provided by (used in) investing activities	(13,159)	(5,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	2,648,639	1,737,433
Principal payments on warehouse facilities	(2,416,428)	(1,670,576)
Borrowing of debt	175,000	115,000
Repayment of debt	(15,000)	(15,000)
Treasury stock repurchases	(136,347)	—
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(3,964)	(12,869)
Dividends to stockholders	(5,442)	(5,420)
Payments on acquisition earn-outs	—	(943)
Net cash provided by (used in) financing activities	246,458	147,625
Net increase (decrease) in cash and cash equivalents and restricted cash	(14,299)	(37,223)
Cash and cash equivalents and restricted cash at beginning of period	233,906	304,865
Cash and cash equivalents and restricted cash at end of period	$219,607	$267,642

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,659	$24,337
Taxes	$2,814	$4,700
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$4,248	$46,715
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

(b)    Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. Newmark adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. Refer to Note 3 — “Summary of Significant Accounting Policies” for Newmark’s segment information disclosures. The adoption of this guidance did not have an impact on the accompanying unaudited condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard, which is optional, addresses challenges faced by stakeholders when applying ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The new guidance can be adopted by Newmark beginning on January 1, 2026, using a prospective method. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of March 31, 2026, the Exchange Ratio equaled 0.9270.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Newmark Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of March 31, 2026 are exchangeable for up to 18.9 million shares of Newmark Class B common stock, which are convertible into Newmark Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of March 31, 2026, the Exchange Ratio equaled 0.9270.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes made to Newmark’s significant accounting policies during the three months ended March 31, 2026.

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

	March 31, 2026	December 31, 2025
Restricted cash	$7,537	$4,797
Restricted short-term investments	115,379	115,379
Restricted cash and short-term investments	$122,916	$120,176

Restricted cash and short-term investments had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
Restricted cash	$7,537	$7,537
Restricted short-term investments (greater than three months maturity)	115,379	117,163
March 31, 2026	$122,916	$124,700

Restricted cash	4,797	4,797
Restricted short-term investments (greater than three months maturity)	115,379	116,175
December 31, 2025	$120,176	$120,972

The Company’s restricted short-term investments in U.S. Treasury Bills are classified as Level 1 in the fair value hierarchy. Fair value is determined using quoted prices from active markets. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three months ended March 31, 2026 and 2025, respectively.

Cash and cash equivalents and restricted cash on the accompanying unaudited condensed consolidated statements of cash flows consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$212,070	$157,078
Restricted Cash	7,537	110,564
Cash and cash equivalents and restricted cash	$219,607	$267,642

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH program. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three months ended March 31, 2026 and 2025, there was an increase in the CECL related balance of $1.5 million and $1.5 million, respectively. The balance of the financial guarantee liabilities was $32.1 million and $30.6 million as of March 31, 2026 and December 31, 2025, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, Management Services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three months ended March 31, 2026 and 2025, there was a decrease in the CECL related provision of $0.1 million and $2.0 million, respectively. The balance of the reserve was $7.3 million and $7.4 million, respectively, as of March 31, 2026 and December 31, 2025 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both March 31, 2026 and December 31, 2025, the balance of this reserve was $8.8 million and was included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, mark-to-market gains or losses on marketable and non-marketable investments, recoveries from forfeited shares of restricted Newmark Class A common stock, and settlements from litigation unrelated to our operations. Other income (loss), net was $0.6 million and $0.8 million of income for the three months ended March 31, 2026 and 2025, respectively, primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock.

Segment and Geographic Information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services, as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of March 31, 2026, the Company has identified the Chief Executive Officer as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation.

For the three months ended March 31, 2026 and 2025, the Company had total revenue of $846.5 million and $665.5 million, respectively (which included $11.3 million and $8.3 million, respectively, of interest income on loans held for sale). For the three months ended March 31, 2026 and 2025, the Company’s significant expenses included $584.0 million and $473.9 million, respectively, of Compensation and employee benefits (which included $68.4 million and $74.3 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $236.2 million and $209.9 million, respectively, of non-compensation related operating expenses (which included $46.2 million and $46.4 million, respectively, of depreciation and amortization and $8.5 million and $9.6 million, respectively, of fees to related parties). For the three months ended March 31, 2026 and 2025, the Company had Interest expense, net of $6.9 million and $8.5 million, respectively, and other income (loss) of $0.6 million and $0.8 million, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, the Company had total assets of $5.3 billion and $5.0 billion, respectively. See the Company’s unaudited condensed consolidated balance sheets for more information.

The chief operating decision-maker evaluates the operating results and revenue of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Management Services, Servicing Fees and Other	$344,031	$283,893
Leasing and Other Commissions	250,031	208,074
Capital Markets	252,457	173,527
Revenues	$846,519	$665,494
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S.	$728,945	$574,950
U.K.	68,059	54,631
Other (1)	49,515	35,913
Revenues	$846,519	$665,494
(1) Other includes Asia, Other Europe and Other Americas.

(4)    Acquisitions

On March 2, 2026, Newmark completed the acquisition of Altus, a Canada-based appraisals business.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Net income (loss) available to common stockholders	$14,419	$(8,766)
Basic weighted-average shares of common stock outstanding	182,646	176,352
Basic earnings per share	$0.08	$(0.05)

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$14,419	$(8,766)
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	5,191	—
Net income (loss) for fully diluted shares	$19,610	$(8,766)
Weighted-average shares:
Common stock outstanding	182,646	176,352
Partnership units(1)	68,104	—
RSUs (Treasury stock method)	4,886	—
Newmark exchange shares	405	—
Fully diluted weighted-average shares of common stock outstanding	256,041	176,352
Fully diluted earnings per share	$0.08	$(0.05)
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three months ended March 31, 2026 and 2025, 0.7 million and 79.0 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Purchases

As of March 31, 2026, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Newmark Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended March 31,
	2026	2025
Shares outstanding at beginning of period	160,656,704	149,506,832
Share issuances:
LPU redemption/exchange	3,238,242	10,550,529
Issuance of Class A common stock for Newmark RSUs	1,116,684	1,370,555
Other	356,637	496,634
Treasury stock repurchases	(9,379,317)	—
Shares outstanding at end of period	155,988,950	161,924,550

Class B Common Stock
Each share of Newmark Class B common stock is entitled to 10 votes and is convertible at any time into one share of Newmark Class A common stock.

As of both March 31, 2026 and December 31, 2025, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On February 18, 2026, Newmark’s Board increased Newmark’s share repurchase and unit redemption authorization to $400.0 million.

From time to time, Newmark may repurchase shares and/or purchase units. During the three months ended March 31, 2026, Newmark repurchased 9.4 million shares of Newmark Class A common stock at an average price of $14.54 per share. During the three months ended March 31, 2025, Newmark did not make any repurchases of shares or units. As of March 31, 2026, Newmark had $263.7 million remaining under its Share Repurchase and Unit Purchase Authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the three months ended March 31, 2026 were as follows (in thousands, except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 2026	—	$—
February 2026	59,601	$14.65
March 2026	9,319,716	$14.54
Total Repurchases	9,379,317	$14.54	$263,653

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	March 31, 2026	December 31, 2025
Balance at beginning of period:	$12,049	$13,900
Income allocation	129	1,620
Distributions of income	(681)	(1,527)
Issuance and other	(472)	(1,944)
Balance at end of period	$11,025	$12,049

(7)    Investments

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

The carrying values of these investments were $4.6 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. Newmark did not recognize any realized and unrealized gains (losses) related to these investments for the three months ended March 31, 2026 and 2025. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company made $0.5 million investments during the three months ended March 31, 2026, and the Company did not make any investment during the three months ended March 31, 2025.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of March 31, 2026 and December 31, 2025, Newmark had met all capital requirements. As of March 31, 2026 and December 31, 2025, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $400.9 million and $386.7 million, respectively, as of March 31, 2026 and December 31, 2025.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under a legacy credit risk Freddie Mac TAH program that is no longer active. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans under this program serviced by Newmark. Management believes that, as of March 31, 2026 and December 31, 2025, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Furthermore, we act as Master servicer on a private CMBS securitization where we are required to advance property protective advances, with reimbursement generally within 120 days. Outstanding borrower advances were $5.8 million and $5.8 million as of March 31, 2026 and December 31, 2025, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	March 31, 2026	December 31, 2025
Cost Basis	$1,131,895	$901,132
Fair Value	1,141,298	913,302

As of March 31, 2026 and December 31, 2025, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed Forward Sales Contracts for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both March 31, 2026 and December 31, 2025, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended March 31,
	2026	2025
Interest income on loans held for sale	$11,285	$8,307
Gains (losses) recognized on change in fair value on loans held for sale	9,403	20,121

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	March 31, 2026			December 31, 2025
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$2,878	$1	$126,214	$3,241	$607	$110,013
Forward Sales Contracts	9,265	1,355	1,258,109	2,799	1,809	1,011,144
Total	$12,143	$1,356	$1,384,323	$6,040	$2,416	$1,121,157
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital Markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.6 million and $1.0 million of expenses for the three months ended March 31, 2026 and 2025, respectively, which expenses are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended March 31,
		2026	2025
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital Markets	3,487	5,418
Rate lock commitments	Compensation and employee benefits	(610)	(1,034)
Forward Sale Contracts	Capital Markets	7,910	(7,252)
Total		$10,787	$(2,868)

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

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers:
Leasing and Other Commissions	$250,031	$208,074
Investment sales	140,666	92,858
Mortgage brokerage and debt placement	57,198	37,186
Management Services	270,163	218,112
Total	$718,058	$556,230
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$29,180	$21,403
Loan originations related fees and sales premiums, net	25,413	22,080
Servicing fees and other	73,868	65,781
Total	$846,519	$665,494
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at March 31, 2026 and December 31, 2025 was $0.9 million and $1.4 million, respectively. During the three months ended March 31, 2026 and 2025, Newmark recorded deferred revenue of $0.3 million and $0.4 million, respectively, and recognized revenue of $0.8 million and $0.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of March 31, 2026 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $158.1 million. Over half of the remaining performance obligations as of March 31, 2026 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of March 31, 2026 are as follows (in thousands):

2026	$92,801
2027	42,990
2028	18,717
2029	3,488
2030	99
Thereafter	—
Total	$158,095

(12)    Capital Markets

Capital Markets revenues are derived from the following activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Investment Sales	$140,666	$92,858
Fair Value of Expected Net Future Cash Flows from Servicing Recognized at Commitment, Net	29,180	21,403
Loan Originations Related Fees and Sales Premiums, Net	25,413	22,080
Mortgage Brokerage and Debt Placement	57,198	37,186
Total	$252,457	$173,527

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended March 31,
Mortgage Servicing Rights	2026	2025
Beginning Balance	$520,405	$520,487
Additions	26,101	18,711
Amortization	(29,740)	(28,393)
Ending Balance	$516,766	$510,805

Valuation Allowance
Beginning Balance	$(2,411)	$(2,908)
Decrease (increase)	(107)	690
Ending Balance	$(2,518)	$(2,218)
Net Balance	$514,248	$508,587

Servicing fees are included in “Management Services, Servicing Fees and Other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Servicing fees	$48,523	$44,543
Escrow interest and placement fees	12,450	12,242
Ancillary fees	1,609	689
Total	$62,582	$57,474

 Newmark’s primary servicing portfolio as of March 31, 2026 and December 31, 2025 was $78.2 billion and $75.3 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of March 31, 2026 and December 31, 2025 was $3.2 billion and $3.6 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.6 billion and $1.6 billion at March 31, 2026 and December 31, 2025, respectively.

The estimated fair value of the MSRs as of March 31, 2026 and December 31, 2025 was $666.6 million and $666.2 million, respectively.

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

The discount rates used in measuring fair value for the three months ended March 31, 2026 and year ended December 31, 2025 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $15.9 million and $31.2 million, respectively, as of March 31, 2026, and by $16.2 million and $31.7 million, respectively, as of December 31, 2025.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2025	$770,886
Acquisitions	19,810
Divestiture	(4,001)
Measurement period and currency translation adjustments	15,345
Balance, December 31, 2025	$802,040
Measurement period and currency translation adjustments	(3,751)
Balance, March 31, 2026	$798,289

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2025, which did not result in a goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	March 31, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	83,647	(45,284)	38,363	12.0
Non-contractual customers	27,168	(18,771)	8,397	4.9
Trademark and trade names	12,878	(12,678)	200	0.5
Non-compete agreements	12,390	(9,646)	2,744	3.2
Technology	9,800	(2,918)	6,882	8.9
Other	1,600	(1,429)	171	4.7
Total	$165,723	$(90,726)	$74,997	10.1

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	84,554	(42,748)	41,806	11.4
Non-contractual customers	24,031	(18,465)	5,566	4.0
Trademark and trade names	12,959	(12,659)	300	0.8
Non-compete agreements	12,496	(9,380)	3,116	3.2
Technology	9,800	(2,622)	7,178	9.0
Other	1,551	(1,421)	130	5.0
Total	$163,631	$(87,295)	$76,336	9.9

Intangible amortization expense for the three months ended March 31, 2026 and 2025 was $4.1 million and $4.2 million respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of March 31, 2026 was as follows (in thousands):

2026	$10,051
2027	10,542
2028	6,514
2029	4,920
2030	2,775
Thereafter	21,955
Total	$56,757

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements, furniture and fixtures, and other fixed assets	$267,662	$266,585
Software, including software development costs	78,252	76,567
Computer and communications equipment	47,147	45,117
Total, cost	393,061	388,269
Accumulated depreciation and amortization	(238,637)	(231,779)
Total, net	$154,424	$156,490

Depreciation expense for the three months ended March 31, 2026 and 2025 was $12.2 million and $15.2 million, respectively. Newmark recorded impairment charges of $2.2 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended March 31, 2026 and 2025 were $5.2 million and $2.4 million, respectively. Amortization of software development costs totaled $2.1 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.
(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to sixteen years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2026.

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

Total lease liability as of March 31, 2026 was $505.1 million, of which $278.6 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of March 31, 2026 amounting to approximately $168.8 million.

Total lease liability as of December 31, 2025 was $538.6 million, of which $304.1 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of December 31, 2025 amounting to approximately $157.2 million.

Operating lease costs were $33.4 million and $33.8 million for the three months ended March 31, 2026 and 2025, respectively, and are included in “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the three months ended March 31, 2026 and 2025 included payments of $33.3 million and $33.8 million for operating lease liabilities, respectively. As of both March 31, 2026 and December 31, 2025, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended March 31, 2026 and 2025, Newmark had short-term lease expense of $0.5 million and $0.3 million, respectively. For the three months ended March 31, 2026 and 2025, Newmark had sublease income of $0.9 million and $0.9 million, respectively. For the three months ended March 31, 2026 and 2025, there were no lease impairment charges.

The weighted-average discount rate as of March 31, 2026 and December 31, 2025 was 5.30% and 5.27%, respectively, and the remaining weighted-average lease term was 6.0 years and 6.1 years, respectively.

As of March 31, 2026 and December 31, 2025, Newmark had operating lease Right-of-use assets of $416.1 million and $447.8 million, respectively, and operating lease Right-of-use liabilities of $98.6 million and $101.4 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $406.6 million and $437.2 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended March 31, 2026 and 2025, was $45.3 million and $41.9 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2041. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

March 31, 2026
2026	$92,071
2027	111,104
2028	99,136
2029	77,017
2030	63,770
Thereafter	165,657
Total lease payments	$608,755
Less: Interest	113,641
Present value of lease liability	$495,114

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Derivative assets	$12,143	$6,040
Prepaid expenses	66,507	74,495
Rent and other deposits	29,204	23,495
Other	8,938	10,020
Total	$116,792	$114,050
Other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred tax assets (1)	$101,665	$101,749
Non-marketable investments	4,645	4,145
Other tax receivables	9,969	10,966
Advances on long-term contracts	4,037	4,345
Other	27,502	30,091
Total	$147,818	$151,296
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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at March 31, 2026	Balance at December 31, 2025	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 5, 2026 (1)	$450,000	$300,000	$240,934	$129,645	130 bps	Variable
Warehouse facility due September 25, 2026	200,000	200,000	287,984	232,356	130 bps	Variable
Warehouse facility due October 3, 2026 (2)(3)	800,000	600,000	533,710	334,642	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	62,023	195,796	115 bps	Variable
Total	$1,450,000	$1,600,000	$1,124,651	$892,439
(1) On May 5, 2026, the warehouse line was amended and renewed, extending the maturity date to May 4, 2027 and decreasing the stated spread to 120 bps.

(2) The warehouse line was temporarily increased by $400.0 million on December 1, 2025. The temporary increase expired on January 30, 2026.

(3) The stated spread to one month SOFR was lowered to 120 bps effective January 30, 2026.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both March 31, 2026 and December 31, 2025.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
7.500% Senior Notes	$597,015	$596,746
Credit Facility	235,000	75,000
Long-term debt	832,015	671,746
Total corporate debt	$832,015	$671,746

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal balance	$600,000	$600,000
Less: debt issue cost	2,985	3,254
Total	$597,015	$596,746

As of March 31, 2026 and December 31, 2025, the fair value of the 7.500% Senior Notes, based on Level 2 inputs, was $627.0 million and $644.2 million, respectively. The Company’s debt instruments are classified as Level 2 in the fair value hierarchy. Fair value is determined using a market approach based on observable market inputs, including benchmark interest rates and credit spreads obtained from third-party pricing services. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three months ended March 31, 2026 and 2025, respectively.

Interest expense and amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$11,250	$11,250
Debt issue cost amortization	268	268
Total	$11,518	$11,518

Debt Repurchase Program

On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of March 31, 2026, Newmark had $50.0 million remaining under its debt repurchase authorization.

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Agreement provided for a $250.0 million three-year unsecured senior revolving credit facility.

On April 26, 2024, Newmark amended and restated the Credit Agreement, which among other things, extends the maturity date of the Credit Facility to April 26, 2027. The borrowing rates and financial covenants under the Credit Agreement are substantially consistent with the Credit Agreement prior to such amendment and restatement. As of March 31, 2026, the total amount available to the Company under the Credit Facility was $600.0 million.

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

As of March 31, 2026, there were $235.0 million of borrowings outstanding under the Credit Facility. As of March 31, 2026, borrowings under the Credit Facility carried an interest rate of 5.27%, with a weighted-average interest rate of 5.28% for the three months ended March 31, 2026. During the three months ended March 31, 2026, there were $175.0 million of borrowings and $15.0 million of repayments. As of December 31, 2025, there were $75.0 million of borrowings under the Credit Facility. As of December 31, 2025, borrowings under the Credit Facility carried an interest rate of 5.33%, with a weighted-average interest rate of 5.84% for the year ended December 31, 2025. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense, amortization of debt issue costs, and unused facility fee of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$1,779	$2,023
Debt issue cost amortization	354	354
Unused facility fee	244	243
Total	$2,377	$2,620

Cantor Credit Agreement

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of March 31, 2026 and December 31, 2025, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both March 31, 2026 and December 31, 2025.

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

At March 31, 2026, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $36.7 billion with a maximum potential loss of approximately $11.5 billion. At December 31, 2025, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $36.2 billion with a maximum potential loss of approximately $11.4 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three months ended March 31, 2026 and 2025, there were increases in the provision for expected credit losses of $1.5 million and $1.5 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of March 31, 2026, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.0 million. Proceeds from the liquidation of the asset were estimated to be approximately $6.3 million based on Newmark’s current estimate of fair value. No loss is expected for Newmark.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2025	$26,315
Provision for expected credit losses	4,295
Balance, December 31, 2025	$30,610
Provision for expected credit losses	1,460
Balance, March 31, 2026	$32,070

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and a legacy credit risk Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of March 31, 2026, 16% and 12% of the $11.5 billion maximum loss exposure was for properties located in California and Texas, respectively. As of December 31, 2025, 16% and 12% of $11.4 billion of the maximum loss exposure was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $2.6 billion and $1.3 billion, as of March 31, 2026 and December 31, 2025, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$—	$—	$—
Loans held for sale, at fair value	—	1,141,298	—	1,141,298
Rate lock commitments	—	—	2,878	2,878
Forward Sales Contracts	—	—	9,265	9,265
Total	$—	$1,141,298	$12,143	$1,153,441
Liabilities:
Contingent consideration	—	—	22,628	22,628
Rate lock commitments	—	—	1	1
Forward Sales Contracts	—	—	1,355	1,355
Total	$—	$—	$23,984	$23,984

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$—	$—	$—
Loans held for sale, at fair value	—	913,302	—	913,302
Rate lock commitments	—	—	3,241	3,241
Forward Sales Contracts	—	—	2,799	2,799
Total	$—	$913,302	$6,040	$919,342
Liabilities:
Contingent consideration	$—	$—	$22,652	$22,652
Rate lock commitments	—	—	607	607
Forward Sales Contracts	—	—	1,809	1,809
Total	$—	$—	$25,068	$25,068

There were no transfers among Level 1, Level 2 and Level 3 for the three months ended March 31, 2026 and 2025, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of March 31, 2026
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,241	$2,878	$—	$(3,241)	$2,878	$2,878
Forward Sales Contracts	2,799	9,265	—	(2,799)	9,265	9,265
Total	$6,040	$12,143	$—	$(6,040)	$12,143	$12,143

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$22,652	$(24)	$—	$—	$22,628	$(24)
Rate lock commitments	607	1	—	(607)	1	1
Forward Sales Contracts	1,809	1,355	—	(1,809)	1,355	1,355
Total	$25,068	$1,332	$—	$(2,416)	$23,984	$1,332

	As of December 31, 2025
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$1,010	$3,241	$—	$(1,010)	$3,241	$3,241
Forward Sales Contracts	7,491	2,799	—	(7,491)	2,799	2,799
Total	$8,501	$6,040	$—	$(8,501)	$6,040	$6,040

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$21,935	$1,360	$—	$(643)	$22,652	$1,360
Rate lock commitments	1,350	607	—	(1,350)	607	607
Forward Sales Contracts	3,253	1,809	—	(3,253)	1,809	1,809
Total	$26,538	$3,776	$—	$(5,246)	$25,068	$3,776

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

March 31, 2026
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$22,628	Discount rate	0.0% - 8.0%	(1)	3.7%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward Sales Contracts	$9,265	$1,355	Counterparty credit risk	N/A		N/A
Rate lock commitments	$2,878	$1	Counterparty credit risk	N/A		N/A

December 31, 2025
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$22,652	Discount rate	0.0% - 8.0%	(1)	3.7%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward Sales Contracts	$2,799	$1,809	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,241	$607	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of March 31, 2026 and December 31, 2025 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2026 and December 31, 2025, the present value of expected payments related to Newmark’s contingent consideration was $22.6 million and $22.7 million, respectively (see Note 28 — “Commitments and Contingencies”). As of March 31, 2026 and December 31, 2025, the undiscounted value of the payments, assuming that all contingencies are met, would be $25.2 million and $25.5 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $4.6 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $8.5 million, $9.6 million for the three months ended March 31, 2026 and 2025. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of March 31, 2026 and December 31, 2025, the aggregate balance of employee loans was $900.3 million and $862.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $25.2 million, $25.5 million for the three months ended March 31, 2026 and 2025, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations. The accompanying unaudited condensed consolidated statements of cash flows also include other non-cash compensation expense in addition to employee loan amortization.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.3 million, $0.5 million for the three months ended March 31, 2026 and 2025, which were included as part of “Management Services, Servicing Fees and Other” on the accompanying unaudited condensed consolidated statements of operations.

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

Barry M. Gosin, Chief Executive Officer

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

(e)     Other Related Party Transactions

There were no receivables from related parties as of March 31, 2026 and December 31, 2025. Payables to related parties were $2.3 million as of March 31, 2026 and $1.8 million as of December 31, 2025.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation,” Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 19 — “Debt.”

In February 2019, the Audit Committee authorized Newmark and its subsidiaries to originate and service GSE loans for Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate $250.0 million limit on originated Fannie Mae loans outstanding to Cantor at any given time.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. As of March 31, 2026, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024 and shall expire on April 29, 2032, of approximately 6,200 of rentable square feet in San Francisco, California. As of March 31, 2026 the sublease was provided for a rate of approximately $37,000 per month. For the three months ended March 31, 2026, Newmark received $0.1 million from Cantor.

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

This transaction is expected to result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that Newmark would otherwise be required to pay in the future. The Tax Receivable Agreement that Newmark entered with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Newmark actually realizes as a result of the transaction. As of March 31, 2026, there was a $19.5 million tax receivable balance included in Other assets and a $17.5 million liability to Cantor included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2026, there were 114,135 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of March 31, 2026.

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

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$255,150	$259,371
Outside broker payable	68,712	60,030
Payroll taxes payable	148,829	146,530
Corporate taxes payable	287	2,562
Derivative liability	1,356	2,416
Right-of-use liabilities	98,559	101,385
Total	$572,893	$572,294

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$108,664	$116,583
Payroll and other taxes payable	47,019	45,720
Financial guarantee liability	32,070	30,610
Deferred rent	5,554	6,337
Contingent consideration	22,628	22,652
Payable related to Tax Receivable Agreement (1)	17,511	17,511
Other	15,886	12,094
Total	$249,332	$251,507
(1) There is an offsetting related deferred tax asset of $19.5 million included in other assets on the condensed consolidated balance sheets.

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of March 31, 2026, an aggregate of 500.0 million shares were registered on Forms S-8. As of March 31, 2026, awards with respect to 130.6 million shares had been granted and 369.4 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

Newmark incurred compensation expense related to Newmark Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Issuance of common stock and exchangeability expenses	$58,284	$52,279
Limited partnership units amortization	(2,323)	9,539
RSU amortization	9,554	12,348
Total compensation expense	65,515	74,166
Allocations of net income to limited partnership units and FPUs (1)	2,881	180
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$68,396	$74,346
(1) Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

Newmark Holdings Units
Balance, January 1, 2025	51,796,454
Issued	10,735,416
Redeemed/exchanged units	(11,541,874)
Forfeited units/other	(1,149,640)
Balance, December 31, 2025(1)	49,840,356
Issued	3,834,720
Redeemed/exchanged units	(1,463,901)
Forfeited units/other	(770,917)
Balance, March 31, 2026(2)	51,440,258

Total exchangeable units outstanding(1):
December 31, 2025	12,378,576
March 31, 2026	13,444,182
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of March 31, 2026, there were 2.0 million such partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable. There were no partnership units outstanding in BGC Holdings. As of December 31, 2025, there were 2.2 million such partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable.
(2)As of March 31, 2026, the total Limited Partnership Units included 2.2 million Newmark Preferred Units.

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

	Three Months Ended March 31,
	2026	2025
Newmark Holdings Units	3,879,699	4,305,970

Compensation expense related to the issuance of Newmark Class A common stock and grants of exchangeability on Newmark Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Issuance of common stock and exchangeability expenses	$58,284	$52,279

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Notional Value	$138,557	$153,976
Estimated fair value of the post-termination payout(1)	$54,896	$61,406
Outstanding limited partnership units in Newmark Holdings	13,688,470	15,082,749
Outstanding limited partnership units in Newmark Holdings - unvested	3,465,843	3,959,532
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 6.3 million distribution earning limited partnership units and 1.5 million N Units as of March 31, 2026. The aggregate estimated grant date fair value of these awards was $22.3 million as of March 31, 2026. As of March 31, 2026, there was $8.0 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over a weighted average of 2.1 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Limited partnership units amortization	$(2,323)	$9,539

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	March 31, 2026	December 31, 2025
Notional Value	$512	$512
Estimated fair value of limited partnership units (1)	$261	$261
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, there was no compensation expense (benefit) related to these limited partnership units held by Newmark employees.

During the three months ended March 31, 2026 and 2025, Newmark employees were granted 1.8 million and 2.9 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain revenue thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as share-equivalent grants. During the three months ended March 31, 2026 and 2025, 3.8 million and 3.3 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled
Balance, January 1, 2025	10,977,725	$8.91	$97,771		3,586	$4.08	$15
Granted	3,023,455	11.84	35,802		—	—	—
Settled units (delivered shares)	(3,994,549)	8.80	(35,147)	$57,886	(1,316)	4.28	(6)	$12
Forfeited units	(329,858)	9.86	(3,253)		—	—	—

Balance, December 31, 2025	9,676,773	$9.84	$95,173		2,270	$3.96	$9
Granted	607,822	17.11	10,398		391	5.28	2
Settled units (delivered shares)	(1,698,101)	9.74	(16,541)	$25,378	(780)	4.76	(4)	$7
Forfeited units	(1,921)	16.02	(31)		—	—	—
Balance, March 31, 2026	8,584,573	$10.37	$88,999		1,881	$3.90	$7
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
RSU amortization	$9,554	$12,348

As of March 31, 2026 and December 31, 2025, there was $60.9 million and $59.7 million of total unrecognized compensation expense related to unvested Newmark RSUs, which is expected to be recognized over a weighted average period of approximately 4.1 years.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of March 31, 2026 and December 31, 2025, Newmark was committed to fund approximately $0.1 billion and $0.1 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the first quarter of 2026 with contingent cash consideration of $11.3 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(29)    Subsequent Events

On April 29, 2026, Newmark declared a qualified quarterly dividend of $0.06 per share payable on May 29, 2026, to Class A and Class B common stockholders of record as of May 14, 2026, which is the same as the ex-dividend date. This represents a sequential and year-on-year increase of $0.03 per share.

On April 17, 2026, Newmark amended and restated the Credit Agreement, which among other things, increased its revolving Credit Facility to $900.0 million and extended the maturity date to April 17, 2030. The Company has the right to increase the Credit Facility to up to $1.1 billion, subject to certain conditions being met. The interest rate on any borrowing under the Credit Facility would have been approximately 5.27% as of market close on April 17, 2026.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2026 and 2025. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Key Business Drivers. The key drivers of our business include our ability to attract and retain revenue generating headcount across our service lines, the productivity of these employees, and industry volumes in these areas. Volumes are largely a factor of economic and job growth, interest rates, and the demand for commercial real estate as an investment and for debt financing. In addition, demand for our services is influenced by secular trends with respect to outsourcing and other services we provide.

Attracting and Retaining Revenue-Generating Headcount. Over the twelve months ended March 31, 2026, we continued to solidify what we believe is our position as the platform of choice for many top professionals. In countries including the U.S., U.K., France, Germany, India, Italy, South Korea, and Singapore, we attracted some of the most prolific and experienced client-facing professionals. We believe that these additions further demonstrate the strength of our global brand, and the value of our substantial investments in data, analytics, and talent. Our revenue-generating headcount across Capital Markets, Leasing and Other Commissions, and V&A in the U.S. was flat or up modestly year-on-year on a net basis over the last several quarters. Therefore, strong gains in revenue per average producer and appraiser were the primary driver of our double-digit year-on-year U.S. commission-based revenue growth. We increased both the number of non-U.S. offices and our international revenue-generating headcount by mid-double-digit percentages year-on-year in the first quarter of 2026. As with nearly all newly hired professionals, these recent additions are expected to take at least 6 to 18 months to produce meaningful fees, although we generally record related expenses beginning in their first quarter with the Company. As more of Newmark’s newer team members ramp up, we expect to further improve our productivity and earnings over time, all else equal.

Continued Trends with Respect to Management Services, Servicing Fees and Other. Many of our Management Services offerings continue to benefit from increased outsourcing by corporations and other occupiers, owners of real estate, lenders, and investment funds. We expect these outsourcing trends to persist for the foreseeable future, which should benefit our recurring revenue businesses as we continue to invest in areas including property, project, and facilities management, as well across our growing suite of managed services offerings. Between September 2025 and March 2026, our investments in recurring revenue businesses include the Company’s acquisitions of the Altus appraisal platform, Catella, and RealFoundations, as well as the organic launches of our property and facilities management businesses in India and our new fund administration service line. We believe these newest offerings in Management Services, Servicing Fees and Other will help drive stable and predictable revenue and earnings growth over time.

Additionally, we operate a high margin and growing loan servicing and asset management business focused on GSE/FHA loans, as well as on bank, private credit, and commercial mortgage-backed securities clients. We expect this business to benefit as the overall amount of commercial and multifamily debt outstanding increases, we continue to gain origination market share, and we drive further cross selling between service lines. As of March 31, 2026, our overall loan servicing and asset management portfolio grew by 14.2% year-on-year to a record $222.1 billion (of which 64.8% was limited servicing and asset management, 35.2% was higher margin primary servicing, and 0.7% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

These factors, combined with our ability to increase revenue synergies between our service lines, enabled us to grow Management Services, Servicing Fees and Other revenues by a double digit CAGR between 2017 and 2026, and to increase these recurring revenues by 21.2% in the first quarter ended March 31, 2026.

Trends in GDP and Job Growth. Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and with GDP growth. Unless otherwise noted, all of the following economic statistics are from Bloomberg, including interest rate futures market data and consensus estimates based on their respective April 27, 2026 U.K. and April 27, 2026 U.S. surveys of economists.

According to a preliminary estimate by the Bureau of Economic Analysis, U.S. GDP increased 2.0% in the first quarter of 2026, after having expanded 2.1% in 2025 and 2.8% in 2024. According to the Wall Street Journal, U.S. GDP growth was once again led by increased capital expenditures on categories closely tied to artificial intelligence, which may have contributed approximately half of all GDP growth in the quarter, and resulted in overall business investment expanding by more than 10% annualized. While U.K. GDP for the quarter has not yet been released, the consensus is for it to grow by 0.6% year-on-year, after having expanded 1.4% in 2025 and 1.1% in 2024.

According to a preliminary estimate by the Bureau of Labor Statistics, the seasonally adjusted monthly average of U.S. non-farm payroll employment increased by approximately 63,000 in the first quarter of 2026. In comparison, the monthly average grew by 10,000 and 122,000 in full years 2025 and 2024. The March 2026 U.S. unemployment rate (based on U-3) was unchanged versus a year earlier at 4.3% compared with 4.1% a year earlier. Per the Office for National Statistics, the comparable U.K. unemployment rate as of February 2026 (the most recent data available) was 4.9% versus 4.3% a year earlier.

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

The ten-year U.S. Treasury yield increased by approximately 150 basis points quarter-on-quarter and by 111 basis points year-on-year to 4.3% as of March 31, 2026. The ten-year U.K. Gilt yield increased by approximately 439 basis points quarter-on-quarter and by 241 basis points year-on-year to 4.9% over the same timeframe. The increases are mainly due to the sharp rise in prices for oil, natural gas, and other commodities due to the Middle East conflict. For context, ten-year U.S. Treasury and ten-year U.K. Gilt yields still remain below their 50-year average through December 31, 2025 of approximately 5.8% and 7.0%, respectively.

For the month ending March 31, 2026, the most commonly cited U.S. and U.K. inflation measures were up 3.3% and 3.4%, respectively, versus a year earlier. They have both been higher than the 2% targets set by both the FOMC and MPC since June, 2021, and headline inflation in both countries increased month over month due largely to the aforementioned increase in energy prices. The surveyed economists continue to expect inflation to remain above these targets for at least the next two calendar years. Concerns about continued U.S. GDP growth, above-target inflation, and a possibly stagnant job market may present a challenge to the FOMC's dual mandate. This have reduced clarity in terms of how fast the central bank will lower short term rates. The U.K. has experienced many of these same issues, albeit with lower GDP and labor productivity growth and higher inflation. As a result, both economists and the futures markets expect short-term yields in both countries to be higher for the foreseeable future. The futures market is currently pricing in zero short term benchmark rate cuts in the U.S. through the middle of 2027, and expects a slight increase in such rates in the U.K. and Eurozone by the first quarter of next year.

Despite the possibility of flat or rising short term rates, other metrics that are inversely correlated with easier availability of credit for real estate investors remain well below their five year averages in the U.S., and at or below average in the U.K. and Eurozone. We believe this is most positive for commercial real estate capital markets transactions in the U.S., and generally positive for them in the U.K. and Eurozone. These metrics include interest rate volatility as measured by the ICE BofA MOVE Index and credit spreads as indicated by the Bloomberg U.S. Corp BBB/Baa - Treasury 10 Year Spread, as well as similar metrics with respect to the U.K. and Eurozone. Given the stable interest rate environment and historically narrow credit spreads in the U.S., we believe current market conditions remain favorable for a continued recovery of U.S. industry capital markets volumes, and to a lesser extent in the U.K. and Continental Europe. Because of Newmark's ongoing investments in talent outside the U.S., and because our recently hired international revenue generating professionals have yet to fully ramp up, we expect to gain further global market share across our commission-based businesses over the near- and medium-term.

Industry Leasing Activity. Unless otherwise stated, all industry leasing data is from Newmark Research and/or CoStar. Office remains the majority of activity for both Newmark and the industry.

U.S. overall office leasing activity (for deals over 10,000 square feet) totaled nearly 60 million square feet in the first quarter of 2026. This represented a 7.5% improvement year-over-year and was the best performance since the fourth quarter of 2023. The continuing recovery was geographically diverse, with New York City, San Francisco, and Dallas/Fort Worth driving much of the first quarter improvement, although San Francisco continues to have one of the highest vacancy rates among major U.S. markets. Artificial intelligence and other technology companies have become a strong driver of office demand, concentrated in key hubs like San Francisco, New York City, Seattle, Los Angeles, and Austin. With respect to the U.K., London has led the recovery in demand for office space, including from artificial intelligence firms and other technology companies. Net absorption in London has been strongly positive in recent quarters, which largely offset negative absorption in the rest of the U.K. Given improving demand, the overall U.K. office vacancy rate may have peaked in the first quarter of 2026 at 9.1%. With the pipeline of new office construction expected to drop off dramatically beginning this year in Newmark's key markets, the ongoing enhancement of Class B office properties, and the conversion of obsolete space into multifamily and other uses, we expect office fundamentals to continue to improve.

We expect demand for office space to continue to be supported by the reset in values due to near-term debt maturities. We also continue to see increased need for high quality office space in an increasing number of markets, led by ongoing return-to-workplace plans. Placer.ai data for March 2026 indicates that in-person attendance in the U.S. increased to an average of 73.5% of March 2019 pre-pandemic levels versus 66.0% a year earlier. This represented a year-on-year improvement in attendance of 11.4%. According to this same source, Miami and New York were both above 90% of pre-pandemic levels, while Los Angeles and San Francisco posted the strongest year-on-year growth in attendance.

New U.S. industrial leasing activity continued its momentum in the first quarter of 2026, growing by more than 12% year-on-year, led by large modern warehouses and distribution centers. This represented the best quarter of new leasing volume since the third quarter of 2022. Tenants in many metropolitan areas are upgrading to newer facilities, and there was a notable uptick in industrial leasing related to data center development in certain markets. The national industrial vacancy rate fell 6 basis points quarter-over-quarter, the first vacancy decline since 2022, signaling that the market may be near peak vacancy. With respect to the U.K., industrial vacancy improved for the third consecutive period to 7.3% in the first quarter of 2026, while leasing volume increased by 3% sequentially and by 8% year-on-year. Leasing demand was driven by e-commerce retailers, supermarkets, food companies, automotive-related occupiers, and construction suppliers. Speculative development for the twelve months ending March 31, 2026, was the lowest in terms of square feet since the twelve months ending September 30, 2020, which should continue to support prime headline rents in the U.K.

U.S. retail leasing activity for centers and properties of at least 20,000 square feet fell to 27.5 million square feet in the first quarter of 2026, which was approximately 33% below the trailing ten-year average. Retailers continue to find it difficult to locate space in prime assets, as retail centers built from the year 2000 onward remain in high demand with a national occupancy rate above 97%. Among major markets, Dallas-Fort Worth, Phoenix, and Houston remain the most active. However, at just 5.3%, the overall U.S. retail vacancy rate remains approximately 1.2 percentage points below the long-term average as of March 31, 2026.

Against this improving market backdrop, Newmark’s revenues from Leasing and Other Commissions increased by 20.2% for the quarter ended March 31, 2026.

Industry Capital Markets Activity. We believe that we once again gained share in Capital Markets in the first quarter of 2026, while overall industry volumes continued to improve. For example, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that U.S. notional investment sales volumes were up by approximately by 33% and 28%, respectively, year-on-year in the three and twelve months ending March 31, 2026. Activity improved by double digit percentages nationally across nearly every major property type. In comparison, Newmark's U.S. Investment Sales volumes improved by approximately 32% and 43%, respectively, year-on-year in the three and twelve months ending March 31, 2026. Preliminary MSCI data indicates that global investment sales volumes excluding the U.S. grew by at least 2% year-on-year over the twelve months ending March 31, 2026, although this source often revises such figures upwards at a later date. Due to our international investments, we grew our non-U.S. Investment Sales volumes by 65% over the same period, albeit from a lower base.

Based on their analysis of historical figures from the MBA and MSCI lending data, Newmark Research estimates that U.S. commercial and multifamily originations increased by 29% and 40%, respectively, in the three and twelve months ending March 31, 2026 versus a year earlier. In comparison, Newmark increased its U.S. Total Debt volumes by approximately 112% and 79%, respectively, over these same periods. While we continue to generate nearly all debt volumes in the U.S., we expect to increase our international mortgage brokerage and debt placement platform as we continue to invest in non-U.S. talent.

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

Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow U.S. GAAP, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Other Commissions and Capital Markets transactions. See Note 3 – “Summary of Significant Accounting Policies” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed discussion.

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

Newmark is subject to the tax laws and regulations of the U.S. and various non-U.S. jurisdictions. The OECD Pillar Two Framework provides for a minimum global effective tax rate of 15%. The EU member states formally adopted the EU’s Pillar Two Directive with a subset of rules that became effective January 1, 2024. Other countries are also expected to implement similar legislation. The minimum global effective tax did not have a material impact on our 2025 and 2026 tax rates.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management Services, Servicing Fees and Other	$344,031	40.6%	$283,893	42.7%
Leasing and Other Commissions	250,031	29.5	208,074	31.3
Capital Markets	252,457	29.8	173,527	26.1
Total revenues	846,519	100.0	665,494	100.0
Expenses:
Compensation and employee benefits	515,607	60.9	399,512	60.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	68,396	8.1	74,346	11.2
Total compensation and employee benefits	584,003	69.0	473,858	71.2
Operating, administrative and other	181,444	21.4	153,977	23.1
Fees to related parties	8,524	1.0	9,570	1.4
Depreciation and amortization	46,232	5.5	46,358	7.0
Total operating expenses	820,203	96.9	683,763	102.7
Other income (loss), net	644	0.1	750	0.1
Income (loss) from operations	26,960	3.2	(17,519)	(2.6)
Interest expense, net	(6,914)	(0.8)	(8,483)	(1.3)
Income (loss) before income taxes and noncontrolling interests	20,046	2.4	(26,002)	(3.9)
Provision (benefit) for income taxes	3,431	0.4	(10,053)	(1.5)
Consolidated net income (loss)	16,615	2.0	(15,949)	(2.4)
Less: Net income (loss) attributable to noncontrolling interests	2,196	0.3	(7,183)	(1.1)
Net income (loss) available to common stockholders	$14,419	1.7%	$(8,766)	(1.3)%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$58,284	6.9%	$52,279	7.9%
Limited partnership units amortization	(2,323)	(0.3)	9,539	1.4
RSU amortization	9,554	1.1	12,348	1.9
Total equity compensation	65,515	7.7%	74,166	11.2%
Allocations of net income to limited partnership units and FPUs	2,881	0.3	180	—
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$68,396	8.0%	$74,346	11.2%

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $60.1 million, or 21.2%, to $344.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was led by double-digit organic growth from Valuation and Advisory, our high margin servicing and asset management platform, and Newmark’s expanding suite of other Management Services businesses. These results also benefited from recent acquisitions.

Leasing and Other Commissions

Leasing and Other Commission revenues increased by $42.0 million, or 20.2%, to $250.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was driven by strong activity across office, retail, and industrial.

Capital Markets
Capital Markets revenues increased by $78.9 million, or 45.5%, to $252.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase reflects a 51.5% improvement in investment sales fees and a 39.4% increase in commercial mortgage origination, net, both of which reflected significant client activity from multifamily, led by senior housing and, to a lesser extent, affordable housing. The increase also reflects improvements from lodging, industrial, and office.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $116.1 million, or 29.1%, to $515.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase reflects higher commission-based revenues, expenses related to global growth initiatives and costs recorded by recently acquired companies.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $6.0 million, or 8.0%, to $68.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $27.5 million, or 17.8%, to $181.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to higher pass through costs, expenses directly tied to revenue improvements and investments in future growth.

Fees to Related Parties
Fees to related parties decreased by $1.0 million, or 10.9%, to $8.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2026 decreased by $0.1 million, or 0.3%, to $46.2 million compared to the three months ended March 31, 2025.

Other Income (loss), Net
Other income (loss), net was $0.6 million of income for the three months ended March 31, 2026 consisting of recoveries from forfeited shares of restricted Newmark Class A common stock.

Other income (loss), net of $0.8 million in the three months ended March 31, 2025 consisting of recoveries from forfeited restricted Newmark Class A common stock.

Interest Expense, Net
Interest expense, net decreased by $1.6 million, or 18.5%, to $6.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Provision for Income Taxes
Provision for income taxes increased by $13.5 million, or 134.1%, to $3.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the impact of change in the level and geographic mix of pre-tax earnings and 2025 tax benefit from revaluation of deferred tax assets due to a corporate ownership change. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $9.4 million, or 130.6%, to $2.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by higher pre-tax income.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility, which was increased to $900.0 million on April 17, 2026.

Our future capital requirements will depend on many factors, including our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of March 31, 2026, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $597.0 million and $235.0 million outstanding under the Credit Facility with a carrying amount of $235.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $5.3 billion as of March 31, 2026 and $5.0 billion as of December 31, 2025.

Total liabilities were $3.6 billion as of March 31, 2026 and $3.3 billion as of December 31, 2025.

Liquidity
As of March 31, 2026, we had cash and cash equivalents of $212.1 million. Additionally, we had $365.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt

The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
7.500% Senior Notes	$597,015	$596,746
Credit Facility	235,000	75,000
Total corporate debt	$832,015	$671,746

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent.

On April 26, 2024, Newmark amended and restated the Credit Agreement, which among other things, extends the maturity date of the Credit Facility to April 26, 2027. The borrowing rates and financial covenants under the Credit Agreement are substantially consistent with the Credit Agreement prior to such amendment and restatement. As of March 31, 2026, the amount available to the Company under the Credit Facility was $600.0 million.

During the three months ended March 31, 2026, there were $175.0 million of borrowings and $15.0 million of repayments under the Credit Facility. As of March 31, 2026, there were $235.0 million of borrowings outstanding under the Credit Facility. As of March 31, 2026, borrowings under the Credit Facility carried an interest rate of 5.27%, with a weighted-average interest rate of 5.28% for the three months ended March 31, 2026. As of December 31, 2025, there were $75.0 million of borrowings under the Credit Facility.

On April 17, 2026, Newmark amended and restated the Credit Agreement, which among other things, increased its revolving Credit Facility to $900.0 million and extended the maturity date to April 17, 2030. The Company has the right to increase the Credit Facility to up to $1.1 billion, subject to certain conditions being met. The interest rate on any borrowing under the Credit Facility would have been approximately 5.27% as of market close on April 17, 2026.

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

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of March 31, 2026 and December 31, 2025, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of March 31, 2026, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of March 31, 2026 and December 31, 2025 we had $1.1 billion and $0.9 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Leases
Total lease liability as of March 31, 2026 was $505.1 million, of which $278.6 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of March 31, 2026 amounting to approximately $168.8 million.

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

As of March 31, 2026, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows

Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(247,598)	$(179,404)
Add back:
Net activity from loan originations and sales	218,592	53,017
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$(29,006)	$(126,387)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $63.3 million and $122.3 million for the three months ended March 31, 2026 and 2025, respectively. Excluding these loans, net cash provided by (used in) operating activities excluding loan originations and sales would be $34.3 million and $(4.1) million for the three months ended March 31, 2026 and 2025, respectively.

Cash Flows for the Three Months Ended March 31, 2026
For the three months ended March 31, 2026, we used $247.6 million of cash from operating activities. Excluding activity from loan originations and sales, cash used in operating activities for the three months ended March 31, 2026 was $29.0 million. Cash used in operating activities included $63.3 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $13.2 million, consisting primarily of $10.2 million of cash paid for the purchases of fixed assets and $2.4 million of payments for acquisitions, net of cash acquired. Cash used in financing activities of $246.5 million primarily related to net proceeds from warehouse facilities of $232.2 million and $160.0 million of net borrowings under the Credit Facility. This was offset by treasury stock repurchases of $136.3 million and payments to shareholders and partners for dividends and distributions (including tax distributions) of $9.4 million.

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

Commitments and Contingencies
See Note 28 — “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information responsive to Item 303(b)(1) of Regulation S-K regarding cash requirements from known contractual and other obligations. This includes contractual obligations relating to operating leases, warehouse facilities, debt, the commitment to fund construction loans and any associated interest.

Acquisitions
See Note 4 — “Acquisitions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Credit Ratings

    As of March 31, 2026, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Positive
S&P Global Ratings	BB+	Stable

Credit ratings and associated outlooks are influenced by several factors including, but not limited to, operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. The interest rate on our 7.500% Senior Notes may increase by up to 2% in the event of credit ratings downgrades.

Certain Related Party Transactions
The following related party disclosure relates to the period subsequent to March 31, 2026. See Note 24 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for related party transactions prior to March 31, 2026.

Cantor Rights to Purchase Cantor Units from Newmark Holdings

As of May 7, 2026, there were 137,830 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 24 — “Related Party Transactions Cantor Rights to Purchase Cantor Units from Newmark Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.

Regulatory Requirements

See Note 8 — “Capital and Liquidity Requirements” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion relating to the impact of Newmark’s capital requirements and requirements to maintain sufficient collateral to meet operational liquidity requirements.

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

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	March 31,
	2026	2025
Common stock outstanding(1)	182,646	176,352
Partnership units(2)	68,104	—
RSUs (Treasury stock method)	4,886	—
Newmark exchange shares	405	—
Total(3)	256,041	176,352
(1)Common stock consisted of Newmark Class A common stock and Newmark Class B common stock. For the three months ended March 31, 2026, the weighted-average number of shares of Newmark Class A common stock and Newmark Class B common stock that were included in our fully diluted EPS computation was 161.4 million shares and 21.3 million shares, respectively.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units. See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the 20.3 million partnership units held by Cantor as of March 31, 2026 were generally exchangeable into up to 18.9 million shares of Newmark Class A common stock and/or Newmark Class B common stock at the then-current Exchange Ratio of 0.9270. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the three months ended March 31, 2026 and 2025, the weighted-average share count included 0.7 million and 79.0 million anti-dilutive securities, respectively, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of March 31, 2026 and 2025 was as follows (in thousands):

	March 31,
	2026	2025
Common stock outstanding	177,274	183,210
Partnership units	67,691	67,974
RSUs (Treasury stock method)	4,886	4,755
Newmark exchange shares	364	282
Total	250,215	256,221

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2026, we have issued 3.2 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

As of March 31, 2026, our contingent cash consideration balance related to acquisitions was $11.3 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

Legal Proceedings

The Company is involved, from time to time, in legal actions associated with or incidental to its business. As of the date of this Quarterly Report, the Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of March 31, 2026 and December 31, 2025, the aggregate balance of employee loans, net of reserve, was $900.3 million and $862.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was for the three months ended March 31, 2026 and 2025, was $25.2 million and $25.5 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2026 and 2025, we expensed $4.1 million and $3.0 million, respectively, of “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

On April 29, 2026, the Board declared a quarterly dividend of $0.06 per share. Prior to that, the Board had declared a quarterly dividend of $0.03 per share since 2022. In addition, Newmark Holdings has paid quarterly after-tax distributions to its partners. The Exchange Ratio is adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference between our dividend policy and the distribution policy of Newmark Holdings.

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

Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2026, there were 251,546,425 shares of Newmark Class A common stock issued and 155,988,950 shares outstanding. As of March 31, 2026, Cantor and CFGM held 1,025,612 shares of Newmark Class A common stock, representing approximately 0.3% of our total voting power. See “—Partnership Exchange Rights into Newmark Class A and Class B Common Stock,” below, for a discussion of developments after March 31, 2026.

Newmark Class B common stock. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of March 31, 2026, Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 57.7% of our total voting power.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) had converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock as of March 31, 2026, they would have collectively held 12.6% of the voting power in Newmark and the other stockholders of Newmark would have held 87.6% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if as of March 31, 2026 (1) Cantor, CFGM and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) continued to hold shares of Newmark Class B common stock and (2) Cantor exchanged all of the 20,383,335 Newmark Holdings exchangeable limited partnership units then held by Cantor for shares of Newmark Class B common stock, Cantor, CFGM, and Mr. Brandon Lutnick would have held 72.9% of the voting power in Newmark, and the stockholders of Newmark other than Cantor, CFGM, and Mr. Brandon Lutnick would have held 27.1% of the voting power in Newmark.

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of March 31, 2026, we directly held Newmark OpCo limited partnership interests consisting of approximately 180,951,935 units, representing approximately 72.6% of the outstanding Newmark OpCo limited partnership interests.

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

As of March 31, 2026, 1,543,818 founding/working partner interests were outstanding. These founding/working partner interests were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

We also provide exchangeability for partnership units into Newmark Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of March 31, 2026, 68,334,462 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and Newmark Class A or Class B common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of March 31, 2026, the exchange ratio was 0.9270.

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

2025 Mr. Howard Lutnick Divestiture Events

In connection with Mr. Howard Lutnick’s confirmation as the U.S. Secretary of Commerce, he agreed to divest his interests in the Cantor, CFGM, and the Company, among other entities, to comply with U.S. government ethics rules. For a detailed discussion about the divestiture of Mr. Howard Lutnick’s holdings in the Company, see Part I, Item 1, “Business—Our Organizational Structure” in our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 24—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Lutnick Family Voting and Transfer Agreement

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

The Lutnick Family Voting Agreement also prohibits the transfer of the Lutnick Family Voting Agreement Securities without the consent of a Majority of the Family Branches, subject to certain limited exceptions. As of March 31, 2026, Mr. Brandon Lutnick beneficially owned 4,391,380 shares of our Class A common stock and 21,285,533 shares of our Class B common stock, collectively representing 58.9% of the total voting power of our outstanding common stock.

Ownership Structure. The following diagram illustrates the ownership structure of Newmark as of March 31, 2026. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF MARCH 31, 2026

Cantor (2)
58.0% of voting power
17.3% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc. (3)
39.8% of voting power
60.1% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
2.2% of voting power
3.3% of indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (29.8% of economics of Newmark Holdings)
• 8.2% indirect economic interest in Newmark OpCo
• 0.7% Class A common stock (0.6% of economics and 0.3% of voting power)
• 100% Class B common stock (12.0% of economics and 57.7% of voting power)
• 9.1% indirect economic interest in Newmark OpCo
• 94.2% Class A common stock (82.9% of economics and 39.8% of voting power)
• 60.1% indirect economic interest in Newmark OpCo
• 5.2% Class A common stock (4.5% of economics and 2.2% of voting power)
• 3.3% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
19.2% of indirect economic interest in Newmark OpCo
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Non-Voting Limited Partnership interests (70.2% of economics of Newmark Holdings)
• 19.2% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership interests (72.6% of economics of Newmark OpCo)
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Limited Partnership interests (27.4% of economics of Newmark OpCo)
Newmark Partners, L.P. (“Newmark OpCo”)
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 11.8% of the economics and 56.8% of the voting power in Newmark Group, Inc. CFGM has 0.8% of the economics and 1.2% of the voting power in Newmark Group, Inc.

The diagram reflects the following activity in Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2025 through March 31, 2026: (a) an aggregate of 3,838,475 limited partnership units granted by Newmark Holdings; (b) 9,379,317 shares of Newmark Class A common stock repurchased by us; (c) 52,376 shares of Newmark Class A common stock forfeited; (d) 1,116,684 shares of Newmark Class A common stock issued for RSUs; (e) 168,524 shares of Newmark Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 16,756,674 of such shares remaining available for issuance by us under such Registration Statement; and (f) (375,795) terminated limited partnership units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk
Our multifamily origination business under the Fannie Mae DUS program originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels of risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, or non-compliance findings by Fannie which result in higher risk sharing levels, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $235.0 million outstanding on the Credit Facility as of March 31, 2026. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of March 31, 2026 was 365 basis points and 433 basis points at March 31, 2025. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $25.6 million based on our escrow balances as of March 31, 2026 and by $11.6 million based on our escrow balances as of March 31, 2025. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $25.6 million based on our escrow balances as of March 31, 2026 and by $11.6 million based on the escrow balances as of March 31, 2025.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $11.2 million based on our outstanding balances as of March 31, 2026 and by $8.2 million based on our outstanding balances as of March 31, 2025. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $11.2 million based on our outstanding warehouse balance as of March 31, 2026 and by approximately $8.2 million based on our outstanding warehouse balance as of March 31, 2025. During 2025, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is set forth in Note 28—“Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under the heading “Legal Proceedings” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated by reference herein.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 6 — “Stock Transactions and Unit Purchases,” and Note 27 — “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

2026 Annual Meeting Date

The Board of Directors of the Company has changed the date of the Company’s 2025 Annual Meeting of Stockholders (“Annual Meeting”) to September 16, 2026. The exact time and place of the 2026 Annual Meeting will be specified in our Notice of 2026 Annual Meeting and related proxy statement for the 2026 Annual Meeting.

Because the date of the 2026 Annual Meeting is more than 30 days from the first anniversary of our 2025 Annual Meeting, there is a new deadline for the receipt of any stockholder proposals submitted for the 2026 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2026 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”), the proposal must be submitted in writing to us for receipt not later than May 18, 2026, which is 10 days following the date hereof. Stockholders who wish to raise a proposal for consideration at the 2025 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than May 18, 2026. If a stockholder fails to provide such notice, the respective proposal may not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2026 Annual Meeting. In addition to satisfying the requirements of the advance notice provisions of our bylaws, proposals must comply with Delaware law and the proxy rules promulgated by the Securities and Exchange Commission, including Rule 14a-8 if applicable, and stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. In either case, proposals should be sent to Newmark Group, Inc., 125 Park Avenue New York, New York 10017, Attention: Corporate Secretary.

ITEM 6.    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

10.1	Third Amended and Restated Credit Agreement, dated as of April 17, 2026, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2026)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: May 8, 2026