Form 10-Q
period 2026-06-30
NEWMARK GROUP, INC.
filed 2026-08-07
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2026
Class A Common Stock, par value $0.01 per share	159,943,094 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

NEWMARK GROUP, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

DEFINITION

2023 Gosin Employment Agreement	The Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on February 10, 2023

2024 Gosin Employment Agreement	The Second Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 7, 2024

2026 Proxy Statement	Proxy statement for the Company’s 2026 Annual Meeting of Stockholders

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

Agencies	Fannie Mae, Ginnie Mae and FHA

AI	Artificial intelligence; technology that uses data-driven models to perform tasks requiring human-like analysis, output generation, or decision-making

Altus Appraisal	Altus Group Limited's appraisal business based in Canada acquired by Newmark on March 2, 2026

ASU	FASB accounting standards update

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark multifamily capital markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

BGC Entity Group	BGC Group, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Entity Group), collectively

BGC Group	BGC Group, Inc. (Nasdaq: BGC) and, where applicable, its consolidated subsidiaries

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests in Newmark Holdings owned by BGC Holdings immediately prior to the distribution

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

Catella	Catella Valuation Advisors SAS, a real estate valuation and advisory firm located in Paris, France acquired by Newmark on November 24, 2025

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

Certificate of Incorporation	Second Amended and Restated Certificate of Incorporation of Newmark

CF Secured	CF Secured, LLC

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFE	Cantor Fitzgerald Europe

CFGM	CF Group Management, Inc., the managing general partner of Cantor

CIO	Chief Information Officer

CISO	Chief Information Security Officer

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the Iran conflict and other unrest in the Middle East (including the disruption of global energy supply chains and the closure or disruption of or the imposition of tolls on access to the Strait of Hormuz), the conflict between Ukraine and Russia, conflicts in the Latin America and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, changes in government spending, recession fears, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors;
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
•risks inherent in doing business in and expanding into international markets or with international partners, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, or other taxation authorities, the risks of possible nationalization and/or foreign ownership restrictions, compliance with anti-corruption laws, import and export control laws, economic and trade sanctions programs and impacts to cross-border trade and travel, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, the outbreak of hostilities, the pursuit of trade, border control or other related policies by the U.S. and/or other countries, economic volatility in the U.K. and Europe, political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions, as well as potential changes in these factors;
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
•the impact of terrorist acts, acts of war or other violence, as well as disasters or weather-related or similar events, including hurricanes, wildfires, floods and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including but not limited to the OBBBA, changes in tax rates, changes in interpretations of tax law, the impact of recent, upcoming or other potential changes to U.K. tax rates and amendments to the application of National Insurance rules which may impact our subsidiaries organized as limited liability partnerships in the U.K. and their members, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, responses to global inflation rates, and other potential changes to tax and other policies resulting from elections and changes in governments;
•the impact of any claims or litigation related to compensation, or other transactions with our current and former executive officers;
•the effect on our business of leadership changes and our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, BGC and other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise;
•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, changes in environmental regulations, including regulations relating to climate change and greenhouse gas emissions, and risks relating to U.S. and foreign tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, unavailability of certain tax credits or reliefs or additional tax liabilities or assessments, and any resulting costs, the adequacy of our reserves related to tax audits or related matters, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to deliver that we and our subsidiaries are not deemed investment companies under the Investment Company Act;
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
•the expansion of our cybersecurity and AI processes to include new businesses, or the integration of the cybersecurity and AI processes of acquired businesses, and the impact of AI on the economy, our industry, our products and business, and the businesses of our clients and vendors;
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

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$259,700	$229,109
Restricted cash and short-term investments	127,701	120,176
Loans held for sale, at fair value	930,484	913,302
Receivables, net	660,106	628,405
Other current assets (see Note 17)	121,687	114,050
Total current assets	2,099,678	2,005,042
Goodwill	799,575	802,040
Mortgage servicing rights, net	512,991	517,994
Loans, forgivable loans and other receivables from employees and partners, net	909,044	862,204
Right-of-use assets	409,086	447,765
Fixed assets, net	160,946	156,490
Other intangible assets, net	70,842	76,336
Other assets (see Note 17)	226,060	151,296
Total assets	$5,188,222	$5,019,167
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$909,145	$892,439
Accrued compensation	405,760	440,337
Accounts payable, accrued expenses and other liabilities (see Note 26)	599,015	572,294
Payables to related parties	5,641	1,835
Total current liabilities	1,919,561	1,906,905
Long-term debt	867,283	671,746
Right-of-use liabilities	397,427	437,205
Other long-term liabilities (see Note 26)	254,923	251,507
Total liabilities	3,439,194	3,267,363
Commitments and contingencies (see Note 28)
Redeemable partnership interests	10,173	12,049
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 255,832,238 and 246,782,485 shares issued at June 30, 2026 and December 31, 2025, respectively, and 159,286,586 and 160,656,704 shares outstanding at June 30, 2026 and December 31, 2025, respectively	2,559	2,468
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2026 and December 31, 2025, convertible into Class A common stock	212	212
Additional paid-in capital	1,086,127	998,903
Retained earnings	1,329,712	1,311,748
Treasury stock at cost: 96,545,653 and 86,125,782 shares of Class A common stock at June 30, 2026 and December 31, 2025, respectively	(982,101)	(854,565)
Accumulated other comprehensive loss	66	2,808
Total stockholders’ equity	1,436,575	1,461,574
Noncontrolling interests	302,280	278,181
Total equity	1,738,855	1,739,755
Total liabilities, redeemable partnership interests, and equity	$5,188,222	$5,019,167

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Management Services, Servicing Fees and Other	$351,153	$298,397	$695,184	$582,290
Leasing and Other Commissions	278,030	237,262	528,062	445,336
Capital Markets	259,236	223,453	511,693	396,980
Total Revenues	888,419	759,112	1,734,939	1,424,606
Expenses:
Compensation and employee benefits	539,704	455,044	1,055,311	854,556
Equity-based compensation and allocations of net income to limited partnership units and FPUs	68,116	60,140	136,512	134,486
Total compensation and employee benefits	607,820	515,184	1,191,823	989,042
Operating, administrative and other	186,137	151,010	367,581	304,987
Fees to related parties	8,088	7,794	16,612	17,364
Depreciation and amortization	45,979	42,611	92,211	88,969
Total operating expenses	848,024	716,599	1,668,227	1,400,362
Other income (loss), net	16	230	660	980
Income (loss) from operations	40,411	42,743	67,372	25,224
Interest expense, net	(7,414)	(9,023)	(14,328)	(17,506)
Income (loss) before income taxes and noncontrolling interests	32,997	33,720	53,044	7,718
Provision (benefit) for income taxes	9,581	4,209	13,013	(5,844)
Consolidated net income (loss)	23,416	29,511	40,031	13,562
Less: Net income (loss) attributable to noncontrolling interests	3,718	8,692	5,914	1,509
Net income (loss) available to common stockholders	$19,698	$20,819	$34,117	$12,053
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$19,698	$20,819	$34,117	$12,053
Basic earnings per share	$0.11	$0.12	$0.19	$0.07
Basic weighted-average shares of common stock outstanding	178,598	179,560	180,611	177,965
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$27,139	$28,773	$46,749	$16,101
Fully diluted earnings per share	$0.11	$0.11	$0.18	$0.06
Fully diluted weighted-average shares of common stock outstanding	251,863	252,614	253,943	253,670
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated net income (loss)	$23,416	$29,511	$40,031	$13,562
Foreign currency translation adjustments	1,936	13,219	(3,293)	19,147
Comprehensive income (loss), net of tax	25,352	42,730	36,738	32,709
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	4,015	10,909	5,363	4,681
Comprehensive income (loss) available to common stockholders	$21,337	$31,821	$31,375	$28,028

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2026	$2,516	$212	$1,046,654	$(969,611)	$1,320,725	$(1,573)	$281,646	$1,680,569
Consolidated net income	—	—	—	—	19,698	—	3,718	23,416
Foreign currency translation adjustments	—	—	—	—	—	1,639	297	1,936
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 137,870 units	—	—	—	—	—	—	508	508
Dividends to common stockholders	—	—	—	—	(10,711)	—	—	(10,711)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	4,288	4,288
Grant of exchangeability, redemption and issuance of Class A common stock, 4,285,814 shares	43	—	36,097	—	—	—	13,507	49,647
Contributions of capital to and from Cantor for equity-based compensation	—	—	(293)	—	—	—	(54)	(347)
Repurchase of 988,178 shares of Class A Common Stock	—	—	—	(12,490)	—	—	(2,308)	(14,798)
Restricted stock units compensation	—	—	3,669	—	—	—	678	4,347
Balance, June 30, 2026	$2,559	$212	$1,086,127	$(982,101)	$1,329,712	$66	$302,280	$1,738,855

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2026	$2,468	$212	$998,903	$(854,565)	$1,311,748	$2,808	$278,181	$1,739,755
Consolidated net income	—	—	—	—	34,117	—	5,914	40,031
Foreign currency translation adjustments	—	—	—	—	—	(2,742)	(551)	(3,293)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 137,870 units	—	—	—	—	—	—	508	508
Dividends to common stockholders	—	—	—	—	(16,153)	—	—	(16,153)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	12,078	12,078
Grant of exchangeability, redemption and issuance of Class A common stock, 9,049,753 shares	91	—	80,812	—	—	—	29,318	110,221
Contributions of capital to and from Cantor for equity-based compensation	—	—	(295)	—	—	—	(54)	(349)
Repurchase of 10,367,495 shares of Class A Common Stock	—	—	—	(126,893)	—	—	(24,252)	(151,145)
Forfeiture of Class A common stock, 52,376 shares	—	—	102	(643)	—	—	(103)	(644)
Restricted stock units compensation	—	—	6,605	—	—	—	1,241	7,846
Balance, June 30, 2026	$2,559	$212	$1,086,127	$(982,101)	$1,329,712	$66	$302,280	$1,738,855

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2025	$2,370	$212	$878,539	$(746,579)	$1,193,099	$(6,314)	$225,664	$1,546,991
Consolidated net income	—	—	—	—	20,819	—	8,692	29,511
Foreign currency translation adjustments	—	—	—	—	—	11,002	2,217	13,219
Dividends to common stockholders	—	—	—	—	(5,545)	—	—	(5,545)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	5,317	5,317
Grant of exchangeability, redemption and issuance of Class A common stock, 3,301,060 shares	33	—	31,104	—	—	—	10,930	42,067
Contributions of capital to and from Cantor for equity-based compensation	—	—	(327)	—	—	—	(64)	(391)
Repurchase of 10,839,674 shares of Class A Common Stock	—	—	—	(105,039)	—	—	(20,484)	(125,523)
Forfeiture of Class A common stock, 33,427 shares	—	—	—	(293)	—	—	(57)	(350)
Restricted stock units compensation	—	—	7,070	—	—	—	1,379	8,449
Other	—	—	—	(243)	—	—	(47)	(290)
Balance, June 30, 2025	$2,403	$212	$916,386	$(852,154)	$1,208,373	$4,688	$233,547	$1,513,455

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2025	$2,245	$212	$753,001	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169
Consolidated net income	—	—	—	—	12,053		1,509	13,562
Foreign currency translation adjustments	—	—		—	—	15,975	3,172	19,147
Dividends to common stockholders	—	—		—	(10,965)	—	—	(10,965)
Exchange of Cantor Units for Newmark Class A common stock, 7,221,277 shares	72	—	90,030	—	—	—	(90,102)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—		—	—	—	(5,881)	(5,881)
Grant of exchangeability, redemption and issuance of Class A common stock, 8,557,739 shares	86	—	54,738	—	—	—	23,421	78,245
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,027)	—	—	—	(192)	(1,219)
Repurchase of 10,839,674 shares of Class A Common Stock	—	—	—	(105,039)	—	—	(20,484)	(125,523)
Forfeiture of Class A common stock, 93,665 shares	—	—	23	(941)	—	—	(172)	(1,090)
Restricted stock units compensation	—	—	17,010	—	—	—	3,200	20,210
Other	—	—	2,611	(243)	—	—	432	2,800
Balance, June 30, 2025	$2,403	$212	$916,386	$(852,154)	$1,208,373	$4,688	$233,547	$1,513,455

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.06	$0.03	$0.09	$0.06
Dividends declared and paid per share of common stock	$0.06	$0.03	$0.09	$0.06
The accompanying Notes to the Condensed Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$40,031	$13,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(54,333)	(39,007)
Depreciation and amortization	92,211	88,969
Provision (benefit) for credit losses on the financial guarantee liability	4,845	3,475
Provision (reversal) for doubtful accounts	3,393	5,639
Equity-based compensation and allocation of net income to limited partnership units and FPUs	136,512	134,486
Employee loan amortization and other non-cash compensation expense	71,544	71,236
Deferred tax provision (benefit)	(195)	(774)
Non-cash changes in acquisition related earn-outs	399	388
Unrealized (gains) on loans held for sale	(14,769)	(39,193)
Loan originations—loans held for sale	(4,723,923)	(3,895,933)
Loan sales—loans held for sale	4,721,510	3,360,791
Other	689	469
Consolidated net income (loss), adjusted for non-cash and non-operating items	277,914	(295,892)
Changes in operating assets and liabilities:
Receivables, net	(30,764)	32,148
Loans, forgivable loans and other receivables from employees and partners, net	(100,996)	(157,926)
Right-of-use assets	39,334	5,482
Receivable from related parties	—	326
Other assets	(15,273)	(38,635)
Accrued compensation	(35,216)	(143,245)
Right-of-use liability	(44,574)	(7,509)
Accounts payable, accrued expenses and other liabilities	20,638	34,278
Payables to related parties	3,806	11,827
Net cash provided by (used in) operating activities	114,869	(559,146)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	(2,448)	—
Purchase of non-marketable investments	(500)	—
Payments for convertible debt and other contract assets	(72,100)	—
Purchases of fixed assets	(30,997)	(11,946)
Purchase of restricted short-term investments	(123,778)	—
Proceeds from maturity of restricted short-term investments	118,000	—
Net cash provided by (used in) investing activities	(111,823)	(11,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	4,723,923	3,895,933
Principal payments on warehouse facilities	(4,707,218)	(3,359,378)
Borrowing of debt	285,000	420,000
Repayment of debt	(90,000)	(220,000)
Treasury stock repurchases	(151,144)	(125,523)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(17,144)	(22,852)
Dividends to stockholders	(16,153)	(10,966)
Payments on acquisition earn-outs	—	(943)
Deferred financing costs	(593)	(450)
Net cash provided by (used in) financing activities	26,671	575,821
Net increase (decrease) in cash and cash equivalents and restricted cash	29,717	4,729
Cash and cash equivalents and restricted cash at beginning of period	233,906	304,865
Cash and cash equivalents and restricted cash at end of period	$263,623	$309,594

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,303	$27,659
Taxes	$22,626	$29,128
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$38,336	$65,331
Deferred tax asset	$—	$20,601
Tax Receivable Agreement liability	$—	$17,511
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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2026, the Exchange Ratio equaled 0.9260.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Newmark Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2026 are exchangeable for up to 19.0 million shares of Newmark Class B common stock, which are convertible into Newmark Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of June 30, 2026, the Exchange Ratio equaled 0.9260.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes made to Newmark’s significant accounting policies during the three and six months ended June 30, 2026.

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

	June 30, 2026	December 31, 2025
Restricted cash	$3,923	$4,797
Restricted short-term investments	123,778	115,379
Restricted cash and short-term investments	$127,701	$120,176

Restricted cash and short-term investments had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
Restricted cash	$3,923	$3,923
Restricted short-term investments (greater than three months maturity)	123,778	124,013
June 30, 2026	$127,701	$127,936

Restricted cash	4,797	4,797
Restricted short-term investments (greater than three months maturity)	115,379	116,175
December 31, 2025	$120,176	$120,972

The Company’s restricted short-term investments in U.S. Treasury Bills are classified as Level 1 in the fair value hierarchy. Fair value is determined using quoted prices from active markets. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2026 and 2025, respectively.

Cash and cash equivalents and restricted cash on the accompanying unaudited condensed consolidated statements of cash flows consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$259,700	$195,829
Restricted Cash	3,923	113,765
Cash and cash equivalents and restricted cash	$263,623	$309,594

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH program. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and six months ended June 30, 2026, there was an increase in the CECL related balance of $3.4 million and $4.9 million, respectively. During the three and six months ended June 30, 2025, there was an increase in the CECL related balance of $2.0 million and $3.5 million, respectively. The balance of the financial guarantee liabilities was $35.5 million and $30.6 million as of June 30, 2026 and December 31, 2025, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, Management Services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and six months ended June 30, 2026, there was an increase (decrease) in the CECL related provision of $(1.4) million and $(1.5) million, respectively. During the three and six months ended June 30, 2025, there was an increase (decrease) in the CECL related provision of $1.2 million and $(0.8) million, respectively. The balance of the reserve was $5.9 million and $7.4 million as of June 30, 2026 and December 31, 2025, respectively, and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both June 30, 2026 and December 31, 2025, the balance of this reserve was $8.8 million and was included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, mark-to-market gains or losses on marketable and non-marketable investments, recoveries from forfeited shares of restricted Newmark Class A common stock, and settlements from litigation unrelated to our operations. Other income (loss), net was $16.0 thousand and $0.2 million of income for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.0 million of income for the six months ended June 30, 2026 and 2025, respectively, primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock.

Segment and Geographic Information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services, as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of June 30, 2026, the Company has identified the Chief Executive Officer as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation.

For the three and six months ended June 30, 2026, the Company had total revenue of $888.4 million and $1,734.9 million, respectively (which included $9.5 million and $20.8 million, respectively, of interest income on loans held for sale). For the three and six months ended June 30, 2025, the Company had total revenue of $759.1 million and $1,424.6 million, respectively (which included $9.0 million and $17.3 million, respectively, of interest income on loans held for sale).

For the three months ended June 30, 2026 and 2025, the Company’s significant expenses included $607.8 million and $515.2 million, respectively, of Compensation and employee benefits (which included $68.1 million and $60.1 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $240.2 million and $201.4 million, respectively, of non-compensation related operating expenses (which included $46.0 million and $42.6 million, respectively, of depreciation and amortization and $8.1 million and $7.8 million, respectively, of fees to related parties). For the six months ended June 30, 2026 and 2025, the Company’s significant expenses included $1,191.8 million and $989.0 million, respectively, of Compensation and employee benefits (which included $136.5 million and $134.5 million, respectively, of Equity-based compensation and allocations of net income to limited partnership units and FPUs) and $476.4 million and $411.3 million, respectively, of non-compensation related operating expenses (which included $92.2 million and $89.0 million, respectively, of depreciation and amortization and $16.6 million and $17.4 million, respectively, of fees to related parties). For the three months ended June 30, 2026 and 2025, the Company had Interest expense, net of $7.4 million and $9.0 million, respectively, and other income (loss) of $16.0 thousand and $0.2 million, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company had Interest expense, net of $14.3 million and $17.5 million, respectively, and other income (loss) of $0.7 million and $1.0 million, respectively, and these are included on the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the Company had total assets of $5.2 billion and $5.0 billion, respectively. See the Company’s unaudited condensed consolidated balance sheets for more information.

The chief operating decision -maker evaluates the operating results and revenue of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management Services, Servicing Fees and Other	$351,153	$298,397	$695,184	$582,290
Leasing and Other Commissions	278,030	237,262	528,062	445,336
Capital Markets	259,236	223,453	511,693	396,980
Revenues	$888,419	$759,112	$1,734,939	$1,424,606
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$775,599	$666,697	$1,504,545	$1,241,647
U.K.	50,851	49,984	118,910	104,616
Other (1)	61,969	42,431	111,484	78,343
Revenues	$888,419	$759,112	$1,734,939	$1,424,606
(1) Other includes Asia, Other Europe and Other Americas.

(4)    Acquisitions

On March 2, 2026, Newmark completed the acquisition of Altus Appraisal, a Canada-based appraisals business.

On October 3, 2025, Newmark completed the acquisition of Real Foundations, Inc. and its subsidiaries, a U.S.-based professional services firm.

On November 24, 2025, Newmark completed the acquisition of Catella Valuation Advisors SAS, a France-based real estate valuation and advisory firm.

The following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the RealFoundations and Catella acquisitions which occurred in 2025:

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income (loss) available to common stockholders	$19,698	$20,819	$34,117	$12,053
Basic weighted-average shares of common stock outstanding	178,598	179,560	180,611	177,965
Basic earnings per share	$0.11	$0.12	$0.19	$0.07

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$19,698	$20,819	$34,117	$12,053
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	7,441	7,954	12,632	4,048
Net income (loss) for fully diluted shares	$27,139	$28,773	$46,749	$16,101
Weighted-average shares:
Common stock outstanding	178,598	179,560	180,611	177,965
Partnership units(1)	68,992	69,512	68,550	71,684
RSUs (Treasury stock method)	3,934	3,260	4,410	3,724
Newmark exchange shares	339	282	372	297
Fully diluted weighted-average shares of common stock outstanding	251,863	252,614	253,943	253,670
Fully diluted earnings per share	$0.11	$0.11	$0.18	$0.06
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and six months ended June 30, 2026, 0.8 million and 0.7 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2025, 0.2 million and 0.1 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Purchases

As of June 30, 2026, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Newmark Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares outstanding at beginning of period	155,988,950	161,924,550	160,656,704	149,506,832
Share issuances:
LPU redemption/exchange	3,793,688	2,500,090	7,031,930	13,050,619
Issuance of Class A common stock for Newmark RSUs	482,862	800,970	1,599,546	2,171,525
Other	9,264	(33,427)	365,901	463,207
Treasury stock repurchases	(988,178)	(10,839,674)	(10,367,495)	(10,839,674)
Shares outstanding at end of period	159,286,586	154,352,509	159,286,586	154,352,509

Class B Common Stock
Each share of Newmark Class B common stock is entitled to 10 votes and is convertible at any time into one share of Newmark Class A common stock.

As of both June 30, 2026 and December 31, 2025, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On February 18, 2026, Newmark’s Board increased Newmark’s share repurchase and unit redemption authorization to $400.0 million.

From time to time, Newmark may repurchase shares and/or purchase units. During the three and six months ended June 30, 2026, Newmark repurchased 1.0 million and 10.4 million, respectively, shares of Newmark Class A common stock at an average price of $14.97 per share and $14.58 per share, respectively. Newmark did not make any purchases of units during the three and six months ended June 30, 2026. During both the three and six months ended June 30, 2025, Newmark repurchased 10.8 million shares of Class A common stock at an average price of $11.58 per share, and did not make any purchases of units. As of June 30, 2026, Newmark had $248.9 million remaining under its Share Repurchase and Unit Purchase Authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the six months ended June 30, 2026 were as follows (in thousands, except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2026 - March 31, 2026	9,379,317	$14.54
April 2026	988,178	$14.97
May 2026	—	$—
June 2026	—	$—
Total Repurchases	10,367,495	$14.58	$248,900

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	June 30, 2026	December 31, 2025
Balance at beginning of period:	$12,049	$13,900
Income allocation	307	1,620
Distributions of income	(1,484)	(1,527)
Issuance and other	(699)	(1,944)
Balance at end of period	$10,173	$12,049

(7)    Investments

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

The carrying values of these investments were $4.6 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. Newmark did not recognize realized and unrealized gains (losses) related to these investments for the three and six months ended June 30, 2026. Newmark did not recognize any realized gains (losses) for the three and six months ended June 30, 2025. Newmark recognized unrealized gains (losses) related to these investments of $(0.2) million for both the three and six months ended June 30, 2025. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company did not make any investments during the three months ended June 30, 2026 and $0.5 million during the six months ended June 30, 2026 and there were no investment made during the three and six months ended June 30, 2025, respectively.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the Agencies. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2026 and December 31, 2025, Newmark had met all capital requirements. As of June 30, 2026 and December 31, 2025, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $366.6 million and $386.7 million, respectively, as of June 30, 2026 and December 31, 2025.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under a legacy credit risk Freddie Mac TAH program that is no longer active. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans under this program serviced by Newmark. Management believes that, as of June 30, 2026 and December 31, 2025, Newmark had met all liquidity requirements.

In addition, as a servicer for the Agencies, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Furthermore, we act as master servicer on a private CMBS securitization where we are required to advance property protective advances, with reimbursement generally within 120 days. Outstanding borrower advances were $2.6 million and $5.8 million as of June 30, 2026 and December 31, 2025, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	June 30, 2026	December 31, 2025
Cost Basis	$915,715	$901,132
Fair Value	930,484	913,302

As of June 30, 2026 and December 31, 2025, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed Forward Sales Contracts for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both June 30, 2026 and December 31, 2025, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income on loans held for sale	$9,487	$8,991	$20,772	$17,298
Gains (losses) recognized on change in fair value on loans held for sale	5,366	19,072	14,769	39,193

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	June 30, 2026			December 31, 2025
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$4,078	$1,940	$223,603	$3,241	$607	$110,013
Forward Sales Contracts	5,339	3,149	1,139,318	2,799	1,809	1,011,144
Total	$9,417	$5,089	$1,362,921	$6,040	$2,416	$1,121,157
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital Markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.2 million and $0.1 million of expenses for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $1.1 million of expenses for the six months ended June 30, 2026 and 2025, respectively, which expenses are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital Markets	(513)	(1,657)	2,974	3,761
Rate lock commitments	Compensation and employee benefits	(226)	(68)	(836)	(1,102)
Forward Sale Contracts	Capital Markets	(5,720)	(5,938)	2,190	(13,190)
Total		$(6,459)	$(7,663)	$4,328	$(10,531)

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

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Leasing and Other Commissions	$278,030	$237,262	$528,062	$445,336
Investment sales	164,599	106,623	305,265	199,481
Mortgage brokerage and debt placement	44,567	65,137	101,765	102,323
Management Services	277,107	230,613	547,271	448,725
Total	$764,303	$639,635	$1,482,363	$1,195,865
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$26,557	$24,747	$55,737	$46,150
Loan originations related fees and sales premiums, net	23,513	26,946	48,926	49,026
Servicing fees and other	74,046	67,784	147,913	133,565
Total	$888,419	$759,112	$1,734,939	$1,424,606

(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASC 606.

Disaggregation of Revenues
Newmark’s chief operating decision -maker, regardless of geographic location and service line, evaluates the operating results, including revenues, of Newmark as total real estate services (see Note 3 — “Summary of Significant Accounting Policies” for further discussion).

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at June 30, 2026 and December 31, 2025 was $0.9 million and $1.4 million, respectively. For the three and six months ended June 30, 2026, Newmark recorded deferred revenue of $0.3 million and $0.6 million, respectively, and recognized revenue of $0.2 million and $1.1 million, respectively, that was recorded as deferred revenue in a previous period. For the three and six months ended June 30, 2025, Newmark recorded deferred revenue of $0.6 million and $0.8 million, respectively, and recognized revenue of $0.2 million and $1.0 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of June 30, 2026 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $139.4 million, collectively. Over half of the remaining performance obligations as of June 30, 2026 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of June 30, 2026 are as follows (in thousands):

2026	$75,607
2027	39,948
2028	17,928
2029	5,952
2030	—
Thereafter	—
Total	$139,435

(12)    Capital Markets

Capital Markets revenues are derived from the following activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Sales	$164,599	$106,623	$305,265	$199,481
Fair Value of Expected Net Future Cash Flows from Servicing Recognized at Commitment, Net	26,557	24,747	55,737	46,150
Loan Originations Related Fees and Sales Premiums, Net	23,513	26,946	48,926	49,026
Mortgage Brokerage and Debt Placement	44,567	65,137	101,765	102,323
Total	$259,236	$223,453	$511,693	$396,980

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2026	2025	2026	2025
Beginning Balance	$516,766	$510,805	$520,405	$520,487
Additions	28,232	20,296	54,333	39,007
Amortization	(31,027)	(29,079)	(60,767)	(57,472)
Ending Balance	$513,971	$502,022	$513,971	$502,022

Valuation Allowance
Beginning Balance	$(2,518)	$(2,218)	$(2,411)	$(2,908)
Decrease (increase)	1,538	187	1,431	877
Ending Balance	$(980)	$(2,031)	$(980)	$(2,031)
Net Balance	$512,991	$499,991	$512,991	$499,991

Servicing fees are included in “Management Services, Servicing Fees and Other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing fees	$49,169	$45,323	$97,692	$89,866
Escrow interest and placement fees	13,799	12,492	26,250	24,734
Ancillary fees	1,590	978	3,199	1,667
Total	$64,558	$58,793	$127,141	$116,267

 Newmark’s primary servicing portfolio as of June 30, 2026 and December 31, 2025 was $81.2 billion and $75.3 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of June 30, 2026 and December 31, 2025 was $2.8 billion and $3.6 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.6 billion and $1.6 billion at June 30, 2026 and December 31, 2025, respectively.

The estimated fair value of the MSRs as of June 30, 2026 and December 31, 2025 was $685.6 million and $666.2 million, respectively.

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

The discount rates used in measuring fair value for the six months ended June 30, 2026 and year ended December 31, 2025 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.2 million and $31.7 million, respectively, as of June 30, 2026, and by $16.2 million and $31.7 million, respectively, as of December 31, 2025.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2025	$770,886
Acquisitions	19,810
Divestiture	(4,001)
Measurement period and currency translation adjustments	15,345
Balance, December 31, 2025	$802,040
Acquisitions	682
Measurement period and currency translation adjustments	(3,147)
Balance, June 30, 2026	$799,575

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2025, which did not result in a goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	June 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	86,026	(47,733)	38,293	11.5
Non-contractual customers	24,031	(19,078)	4,953	3.4
Trademark and trade names	12,851	(12,751)	100	0.3
Non-compete agreements	12,424	(9,995)	2,429	3.1
Technology	9,800	(3,215)	6,585	8.7
Other	1,679	(1,437)	242	4.5
Total	$165,051	$(94,209)	$70,842	10.1

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	84,554	(42,748)	41,806	11.4
Non-contractual customers	24,031	(18,465)	5,566	4.0
Trademark and trade names	12,959	(12,659)	300	0.8
Non-compete agreements	12,496	(9,380)	3,116	3.2
Technology	9,800	(2,622)	7,178	9.0
Other	1,551	(1,421)	130	5.0
Total	$163,631	$(87,295)	$76,336	9.9

Intangible amortization expense was $3.4 million and $4.0 million for the three months ended June 30, 2026 and 2025, respectively, and $7.6 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of June 30, 2026 was as follows (in thousands):

2026	$6,479
2027	10,339
2028	6,293
2029	4,696
2030	2,560
Thereafter	22,235
Total	$52,602

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements, furniture and fixtures, and other fixed assets	$274,450	$266,585
Software, including software development costs	83,358	76,567
Computer and communications equipment	48,931	45,117
Total, cost	406,739	388,269
Accumulated depreciation and amortization	(245,793)	(231,779)
Total, net	$160,946	$156,490

Depreciation expense was $13.1 million and $10.4 million for the three months ended June 30, 2026 and 2025, respectively, and $25.3 million and $25.6 million for the six months ended June 30, 2026 and 2025, respectively. Newmark recorded impairment charges of $3.4 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $5.6 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs were $3.3 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $8.6 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of software development costs totaled $2.3 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.
(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to sixteen years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2026.

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

Total lease liability as of June 30, 2026 was $494.7 million, of which $251.8 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of June 30, 2026 amounting to approximately $149.5 million.

Total lease liability as of December 31, 2025 was $538.6 million, of which $304.1 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of December 31, 2025 amounting to approximately $157.2 million.

Operating lease costs were $26.5 million and $37.2 million for the three months ended June 30, 2026 and 2025, respectively, and $59.8 million and $71.0 million for the six months ended June 30, 2026 and 2025, respectively, and are included in “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the six months ended June 30, 2026 and 2025 included payments of $61.2 million and $70.9 million for operating lease liabilities, respectively. As of both June 30, 2026 and December 31, 2025, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended June 30, 2026 and 2025, Newmark had short-term lease expense of $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, Newmark had short-term lease expense of $1.1 million and $0.8 million, respectively. For the three months ended June 30, 2026 and 2025, Newmark had sublease income of $1.0 million and $1.1 million, respectively. For the six months ended June 30, 2026 and 2025, Newmark had sublease income of $1.9 million and $2.0 million, respectively. For the three and six months ended June 30, 2026 and 2025, there were no lease impairment charges.

The weighted-average discount rate as of June 30, 2026 and December 31, 2025 was 5.28% and 5.27%, respectively, and the remaining weighted-average lease term was 5.9 years and 6.1 years, respectively.

As of June 30, 2026 and December 31, 2025, Newmark had operating lease Right-of-use assets of $409.1 million and $447.8 million, respectively, and operating lease Right-of-use liabilities of $97.2 million and $101.4 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $397.4 million and $437.2 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, was $45.6 million and $46.1 million for the three months ended June 30, 2026 and 2025, respectively, and $91.0 million and $88.1 million for the six months ended June 30, 2026 and 2025, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2041. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

June 30, 2026
2026	$60,362
2027	111,610
2028	101,307
2029	79,927
2030	66,817
Thereafter	174,926
Total lease payments	$594,949
Less: Interest	110,314
Present value of lease liability	$484,635

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Derivative assets	$9,417	$6,040
Prepaid expenses	67,767	74,495
Other taxes	9,163	—
Rent and other deposits	23,010	23,495
Other	12,330	10,020
Total	$121,687	$114,050
Other assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred tax assets (1)	$101,837	$101,749
Convertible debt and other contract assets (2)	72,100	—
Non-marketable investments	4,645	4,145
Other tax receivables	16,742	10,966
Advances on long-term contracts	3,749	4,345
Other	26,987	30,091
Total	$226,060	$151,296
(1) Deferred tax assets includes $19.5 million of a tax receivable relating to the Tax Receivable Agreement with Cantor. There is an offsetting related liability to Cantor of $17.5 million included in other long-term liabilities on the condensed consolidated balance sheets.
(2) During the six months ended June 30, 2026, Newmark entered into relationships with various third parties which resulted in the recording of convertible notes and contract assets as other long-term assets in the condensed consolidated balance sheets. These assets are held at cost in accordance with applicable accounting guidance. Fair value of these assets approximates cost as of June 30, 2026.

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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2026	Balance at December 31, 2025	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 4, 2027 (1)	$450,000	$300,000	$36,807	$129,645	120 bps	Variable
Warehouse facility due September 25, 2026	200,000	200,000	220,494	232,356	130 bps	Variable
Warehouse facility due October 3, 2026 (2)(3)	800,000	600,000	651,844	334,642	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	—	195,796	115 bps	Variable
Total	$1,450,000	$1,600,000	$909,145	$892,439
(1) On May 5, 2026, the warehouse line was amended and renewed, extending the maturity date to May 4, 2027 and decreasing the stated spread to 120 bps.

(2) The warehouse line was temporarily increased by $400.0 million on December 1, 2025. The temporary increase expired on January 30, 2026.

(3) The stated spread to one month SOFR was lowered to 120 bps effective January 30, 2026.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both June 30, 2026 and December 31, 2025.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
7.500% Senior Notes	$597,283	$596,746
Credit Facility	270,000	75,000
Long-term debt	867,283	671,746
Total corporate debt	$867,283	$671,746

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal balance	$600,000	$600,000
Less: debt issue cost	2,717	3,254
Total	$597,283	$596,746

As of June 30, 2026 and December 31, 2025, the fair value of the 7.500% Senior Notes, based on Level 2 inputs, was $629.8 million and $644.2 million, respectively. The Company’s debt instruments are classified as Level 2 in the fair value hierarchy. Fair value is determined using a market approach based on observable market inputs, including benchmark interest rates and credit spreads obtained from third-party pricing services. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2026 and 2025, respectively.

Interest expense and amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$11,250	$11,250	$22,500	$22,500
Debt issue cost amortization	268	268	537	537
Total	$11,518	$11,518	$23,037	$23,037

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of June 30, 2026, Newmark had $50.0 million remaining under its debt repurchase authorization.

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Agreement provided for a $250.0 million three-year unsecured senior revolving credit facility.

On April 17, 2026, Newmark amended and restated the Credit Agreement, which among other things, increased its revolving Credit Facility to $900.0 million and extended the maturity date to April 17, 2030. The Company has the right to increase the Credit Facility to up to $1.1 billion, subject to certain conditions being met. As of June 30, 2026, the total amount available to the Company under the Credit Facility was $900.0 million.

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

As of June 30, 2026, there were $270.0 million of borrowings outstanding under the Credit Facility. As of June 30, 2026, borrowings under the Credit Facility carried an interest rate of 5.25%, with a weighted-average interest rate of 5.28% for the six months ended June 30, 2026. During the six months ended June 30, 2026, there were $285.0 million of borrowings and $90.0 million of repayments. As of December 31, 2025, there were $75.0 million of borrowings under the Credit Facility. As of December 31, 2025, borrowings under the Credit Facility carried an interest rate of 5.33%, with a weighted-average interest rate of 5.84% for the year ended December 31, 2025. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense, amortization of debt issue costs, and unused facility fee of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$3,502	$3,859	$5,281	$5,882
Debt issue cost amortization	402	354	756	708
Unused facility fee	314	177	558	420
Total	$4,218	$4,390	$6,595	$7,010

Cantor Credit Agreement

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2026 and December 31, 2025, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both June 30, 2026 and December 31, 2025.

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

At June 30, 2026, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $37.2 billion with a maximum potential loss of approximately $11.7 billion. At December 31, 2025, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $36.2 billion with a maximum potential loss of approximately $11.4 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three months ended June 30, 2026 and 2025, there were increases in the provision for expected credit losses of $3.4 million and $2.0 million, respectively. During the six months ended June 30, 2026 and 2025, there were increases in the provision for expected credit losses of $4.8 million and $3.5 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of June 30, 2026, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.0 million. Proceeds from the liquidation of the asset were estimated to be approximately $6.3 million based on Newmark’s current estimate of fair value. No loss is expected for Newmark.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2025	$26,315
Provision for expected credit losses	4,295
Balance, December 31, 2025	$30,610
Provision for expected credit losses	4,845
Balance, June 30, 2026	$35,455

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and a legacy credit risk Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of June 30, 2026, 17% and 12% of the $11.7 billion maximum loss exposure was for properties located in California and Texas, respectively. As of December 31, 2025, 16% and 12% of $11.4 billion of the maximum loss exposure was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.4 billion and $1.3 billion, as of June 30, 2026 and December 31, 2025, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Loans held for sale, at fair value	$—	$930,484	$—	$930,484
Rate lock commitments	—	—	4,078	4,078
Forward Sales Contracts	—	—	5,339	5,339
Total	$—	$930,484	$9,417	$939,901
Liabilities:
Contingent consideration	$—	$—	$22,959	$22,959
Rate lock commitments	—	—	1,940	1,940
Forward Sales Contracts	—	—	3,149	3,149
Total	$—	$—	$28,048	$28,048

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Loans held for sale, at fair value	$—	$913,302	$—	$913,302
Rate lock commitments	—	—	3,241	3,241
Forward Sales Contracts	—	—	2,799	2,799
Total	$—	$913,302	$6,040	$919,342
Liabilities:
Contingent consideration	$—	$—	$22,652	$22,652
Rate lock commitments	—	—	607	607
Forward Sales Contracts	—	—	1,809	1,809
Total	$—	$—	$25,068	$25,068

There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2026 and 2025, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of June 30, 2026
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,241	$4,078	$—	$(3,241)	$4,078	$4,078
Forward Sales Contracts	2,799	5,339	—	(2,799)	5,339	5,339
Total	$6,040	$9,417	$—	$(6,040)	$9,417	$9,417

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$22,652	$307	$—	$—	$22,959	$307
Rate lock commitments	607	1,940	—	(607)	1,940	1,940
Forward Sales Contracts	1,809	3,149	—	(1,809)	3,149	3,149
Total	$25,068	$5,396	$—	$(2,416)	$28,048	$5,396

	As of December 31, 2025
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$1,010	$3,241	$—	$(1,010)	$3,241	$3,241
Forward Sales Contracts	7,491	2,799	—	(7,491)	2,799	2,799
Total	$8,501	$6,040	$—	$(8,501)	$6,040	$6,040

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$21,935	$1,360	$—	$(643)	$22,652	$1,360
Rate lock commitments	1,350	607	—	(1,350)	607	607
Forward Sales Contracts	3,253	1,809	—	(3,253)	1,809	1,809
Total	$26,538	$3,776	$—	$(5,246)	$25,068	$3,776

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2026
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$22,959	Discount rate	0.0% - 8.0%	(1)	3.8%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward Sales Contracts	$5,339	$3,149	Counterparty credit risk	N/A		N/A
Rate lock commitments	$4,078	$1,940	Counterparty credit risk	N/A		N/A

As of December 31, 2025
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$22,652	Discount rate	0.0% - 8.0%	(1)	3.7%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward Sales Contracts	$2,799	$1,809	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,241	$607	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of June 30, 2026 and December 31, 2025 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2026 and December 31, 2025, the present value of expected payments related to Newmark’s contingent consideration was $23.0 million and $22.7 million, respectively (see Note 28 — “Commitments and Contingencies”). As of June 30, 2026 and December 31, 2025, the undiscounted value of the payments, assuming that all contingencies are met, would be $25.3 million and $25.5 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $4.6 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $8.1 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $16.6 million and $17.4 million for the six months ended June 30, 2026 and 2025, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2026 and December 31, 2025, the aggregate balance of employee loans was $909.0 million and $862.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $29.0 million and $31.2 million for the three months ended June 30, 2026 and 2025, respectively, and $54.2 million and $56.7 million for the six months ended June 30, 2026 and 2025, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations. The accompanying unaudited condensed consolidated statements of cash flows also include other non-cash compensation expense in addition to employee loan amortization.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, which were included as part of “Management Services, Servicing Fees and Other” on the accompanying unaudited condensed consolidated statements of operations.

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

Barry M. Gosin, Chief Executive Officer

On August 7, 2024, Mr. Gosin entered into the 2024 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings, which superseded and replaced the 2023 Gosin Employment Agreement. The 2024 Gosin Employment Agreement extended the initial term of Mr. Gosin’s employment under the 2023 Gosin Employment Agreement to run through December 31, 2026, and removed provisions in the 2023 Gosin Employment Agreement that related to Mr. Gosin’s right to terminate the agreement on December 31, 2024, by providing at least six months’ prior notice. In connection with the execution of the 2024 Gosin Employment Agreement and as consideration for his continued service, in addition to the awards previously provided for by the 2023 Gosin Employment Agreement, the Compensation Committee approved the grant to Mr. Gosin of (i) a one-time cash payment of $5,000,000; (ii) an award of 1,694,915 NPSUs, calculated by dividing the total NPSU award by the closing stock price on August 7, 2024, of which $5,000,000 of NPSUs were attributable to calendar year 2025 and $15,000,000 of NPSUs are attributable to calendar year 2026; and (iii) a cash bonus in the gross amount of $1,500,000 with respect to calendar year 2026, payable in calendar year 2027 at such time as bonuses with respect to calendar year 2026 are generally distributed to other similarly situated employees of Newmark OpCo in connection with the year-end compensation review process. Mr. Gosin’s annual total contractual compensation was and is $17,500,000 for each of calendar years 2024, 2025, and

2026 (comprised of $1,000,000 salary and $16,500,000 in combined NPSUs and cash awards attributed by the Company) and consistent with his total compensation for calendar year 2023 pursuant to the 2023 Gosin Employment Agreement.

Subject to the terms of the 2024 Gosin Employment Agreement and the grant documents under which the grant of NPSUs to Mr. Gosin was awarded, 25% of such NPSUs converted into non-exchangeable PSUs on December 31, 2025, and 75% of such NPSUs shall convert into non-exchangeable PSUs on December 31, 2026, in each case as adjusted by the then current Exchange Ratio, subject to the requirement that, as of each applicable conversion date (i) the Company (including its affiliates) has earned, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable conversion is to occur, and (ii) except as otherwise provided in the 2024 Gosin Employment Agreement, Mr. Gosin performed and continues to perform substantial services exclusively for Newmark OpCo or any of its affiliates, remains a partner in Newmark Holdings, and complies with the terms of the 2024 Gosin Employment Agreement and any of his obligations to Newmark Holdings, Newmark OpCo or any affiliate. 25% of each of the 2025 and 2026 tranches in non-exchangeable PSUs received upon conversion of such NPSUs received and will receive exchange rights on December 31 of each year after such conversion, consistent with the schedule for the grant of exchange rights provided for the NPSUs Mr. Gosin received in connection with the 2023 Gosin Employment Agreement, which remains unchanged other than that 1,145,476 of Mr. Gosin’s NPSUs previously awarded under the 2023 Gosin Employment Agreement that were adjusted by the Exchange Ratio and converted into 1,238,620 non-exchangeable PSUs in connection with the signing of the 2024 Gosin Employment Agreement, rather than on their previously scheduled conversion date of December 31, 2024. 25% of such PSUs will continue to receive exchange rights on December 31 of each year starting December 31, 2026, as previously contemplated in the 2023 Gosin Employment Agreement.

On February 10, 2023, Mr. Gosin entered into the 2023 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the 2023 Gosin Employment Agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront advance award of four tranches of 1,145,476 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee. In accordance with the 2023 Gosin Employment Agreement, Mr. Gosin’s non-exchangeable NPSUs award had the following features: (i) 25% of such non-exchangeable NPSUs converted into non-exchangeable PSUs, with the first 25% installment effective as of April 1, 2023 and the remaining three 25% installments effective as of December 31 of 2023 through 2025, as adjusted upwards by dividing such number of NPSUs by the then-current Exchange Ratio upon the applicable December 31, provided that, as of each applicable December 31: (x) Newmark, inclusive of its affiliates, earned, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs was to be granted and (y) Mr. Gosin was still performing substantial services exclusively for Newmark OpCo or an affiliate, had not given notice of termination of his services except for circumstances set forth in the 2023 Gosin Employment Agreement, and had not breached his obligations under the Newmark Holdings limited partnership agreement; and (ii) such PSUs as converted from NPSUs became exchangeable in ratable portions beginning December 31, 2023 and ending December 31, 2029, in accordance with the terms and conditions as set forth in the 2023 Gosin Employment Agreement.

Michael J. Rispoli, Chief Financial Officer

On March 15, 2026, 64,292 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under the Rispoli Employment Agreement, delivered less 32,824 shares withheld by Newmark for taxes at $14.19 per share, in the amount of 31,468 net shares.

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
Kyle S. Lutnick, Director and Chief Strategy Officer

On May 19, 2026, the Company appointed Mr. Kyle Lutnick to serve as Chief Strategy Officer of the Company.

On March 15, 2026, 1,501 of Mr. Kyle Lutnick’s RSUs vested pursuant to the vesting schedule of the RSUs, delivered less 680 shares withheld by Newmark for taxes at $14.19 per share, in the amount of 821 net shares.

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

Luis Alvarado, Chief Operating Officer
On March 15, 2026, 3,887 of Mr. Alvarado’s RSUs vested pursuant to the vesting schedule of the RSUs, delivered less 1,543 shares withheld by Newmark for taxes at $14.19 per share, in the amount of 2,344 net shares.

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

(e)     Other Related Party Transactions

There were no receivables from related parties as of June 30, 2026 and December 31, 2025. Payables to related parties were $5.6 million as of June 30, 2026 and $1.8 million as of December 31, 2025.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. As of June 30, 2026, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024 and shall expire on April 29, 2032, of approximately 6,200 of rentable square feet in San Francisco, California. As of June 30, 2026 the sublease was provided for a rate of approximately $37,000 per month. For the six months ended June 30, 2026, Newmark received $0.2 million from Cantor.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9260 as of June 30, 2026. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

This transaction is expected to result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that Newmark would otherwise be required to pay in the future. The Tax Receivable Agreement that Newmark entered with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Newmark actually realizes as a result of the transaction. As of June 30, 2026, there was a $19.5 million tax receivable balance included in Other assets and a $17.5 million liability to Cantor included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2026, there were 59,218 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of June 30, 2026.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee of the Company authorized NHL, a subsidiary of Newmark, to enter into an agreement with CFE pursuant to which CFE will employ and support an individual to enhance Newmark’s Capital Markets platform by providing real estate investment banking services for the benefit of Newmark’s clients. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of 7% and CFE will be entitled to 10% of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee of the Company authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals. In connection with, and as a result of, a subsidiary of Newmark obtaining the necessary licenses to provide real estate investment banking services to its clients, in April 2026, the aforementioned arrangement between NHL and CFE terminated and the individuals that were employed by CFE in connection therewith were transferred to such Newmark subsidiary.

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

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

June 30, 2026	December 31, 2025

Accounts payable and accrued expenses	$267,199	$259,371
Outside broker payable	74,757	60,030
Payroll taxes payable	154,579	146,530
Corporate taxes payable	148	2,562
Derivative liability	5,089	2,416
Right-of-use liabilities	97,243	101,385
Total	$599,015	$572,294

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$111,394	$116,583
Payroll and other taxes payable	47,830	45,720
Financial guarantee liability	35,455	30,610
Deferred rent	4,059	6,337
Contingent consideration	22,959	22,652
Payable related to Tax Receivable Agreement (1)	17,511	17,511
Other	15,715	12,094
Total	$254,923	$251,507
(1) There is an offsetting related deferred tax asset of $19.5 million included in other assets on the condensed consolidated balance sheets.

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of June 30, 2026, an aggregate of 500.0 million shares were registered on Forms S-8. As of June 30, 2026, awards with respect to 135.1 million shares had been granted and 364.9 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9260 as of June 30, 2026.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Newmark Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Issuance of common stock and exchangeability expenses	$50,140	$36,953	$108,424	$89,232
Limited partnership units amortization	5,679	6,782	3,356	16,321
RSU amortization	7,742	14,017	17,296	26,365
Total compensation expense	63,561	57,752	129,076	131,918
Allocations of net income to limited partnership units and FPUs (1)	4,555	2,389	7,436	2,569
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$68,116	$60,141	$136,512	$134,487
(1) Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

Newmark Holdings Units
Balance, January 1, 2025	51,796,454
Issued	10,735,416
Redeemed/exchanged units	(11,541,874)
Forfeited units/other	(1,149,640)
Balance, December 31, 2025(1)	49,840,356
Issued	7,266,067
Redeemed/exchanged units	(4,934,485)
Forfeited units/other	(799,155)
Balance, June 30, 2026(2)	51,372,783

Total exchangeable units outstanding(1):
December 31, 2025	12,378,576
June 30, 2026	12,767,410
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of June 30, 2026, there were 1.9 million such partnership units in Newmark Holdings outstanding, of which 1.2 million units were exchangeable. There were no partnership units outstanding in BGC Holdings. As of December 31, 2025, there were 2.2 million such partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable.
(2)As of June 30, 2026, the total Limited Partnership Units included 2.4 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Newmark Holdings Units	3,322,996	3,387,780	7,202,694	7,693,750

Compensation expense related to the issuance of Newmark Class A common stock and grants of exchangeability on Newmark Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Issuance of common stock and exchangeability expenses	$50,140	$36,953	$108,424	$89,232

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Notional Value	$141,034	$153,976
Estimated fair value of the post-termination payout(1)	$56,871	$61,406
Outstanding limited partnership units in Newmark Holdings	13,300,559	15,082,749
Outstanding limited partnership units in Newmark Holdings - unvested	3,088,620	3,959,532
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 6.8 million distribution earning limited partnership units and 1.4 million N Units as of June 30, 2026. The aggregate estimated grant date fair value of these awards was $24.9 million as of June 30, 2026. As of June 30, 2026, there was $8.1 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over a weighted average period of 2.9 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Limited partnership units amortization	$5,679	$6,782	$3,356	$16,321

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	June 30, 2026	December 31, 2025
Notional Value	$508	$512
Estimated fair value of limited partnership units (1)	$257	$261
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During both the three and six months ended June 30, 2026, there was $4.0 thousand of compensation expense (benefit) related to these limited partnership units held by Newmark employees. During the three and six months ended June 30, 2025, there was no compensation expense (benefit) related to these limited partnership units held by Newmark employees.

During the three months ended June 30, 2026 and 2025, Newmark employees were granted 1.9 million and 2.8 million N Units, respectively. During the six months ended June 30, 2026 and 2025, Newmark employees were granted 3.7 million and 5.7 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain revenue thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as share-equivalent grants. During the three months ended June 30, 2026 and 2025, 2.5 million and 2.0 million N Units, respectively, were converted into distribution earning limited partnership units. During the six months ended June 30, 2026 and 2025, 6.3 million and 5.3 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled
Balance, January 1, 2025	10,977,725	$8.91	$97,771		3,586	$4.08	$15
Granted	3,023,455	11.84	35,802		—	—	—
Settled units (delivered shares)	(3,994,549)	8.80	(35,147)	$57,886	(1,316)	4.28	(6)	$12
Forfeited units	(329,858)	9.86	(3,253)		—	—	—
Balance, December 31, 2025	9,676,773	$9.84	$95,173		2,270	$3.96	$9
Granted	2,021,891	15.14	30,615		3,252	8.86	29
Settled units (delivered shares)	(2,281,275)	9.57	(21,842)	$34,279	(780)	4.76	(4)	$7
Forfeited units	(174,980)	9.50	(1,662)		—	—	—
Balance, June 30, 2026	9,242,409	$11.07	$102,284		4,742	$7.19	$34
(1)Newmark issues RSUs to Newmark employees with the awards vesting ratably over the three- to eight-year vesting period into shares of Newmark Class A common stock.
(2)    BGC RSUs historically vested over a two to five year period.

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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSU amortization	$7,742	$14,017	$17,296	$26,365

As of June 30, 2026 and December 31, 2025, there was $70.1 million and $59.7 million of total unrecognized compensation expense related to unvested Newmark RSUs, which is expected to be recognized over a weighted average period of approximately 4.1 years.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of June 30, 2026 and December 31, 2025, Newmark was committed to fund approximately $0.2 billion and $0.1 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the second quarter of 2026 with contingent cash consideration of $11.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(29)    Subsequent Events

Barry Gosin to Step Down as CEO of Newmark Group Inc. at Year End; Will Continue as Chairman of Newmark & Co. Real Estate, Newmark’s Operating Company

On August 7, 2026, Newmark announced that Barry M. Gosin will step down as Chief Executive Officer of the Company on December 31, 2026. On August 6, 2026, Mr. Gosin entered into an amended and restated employment agreement (as described below) in which he will remain Chairman of the Company’s operating entity, Newmark & Company Real Estate, Inc. (“Newmark & Co.”), to focus on relevant and impactful topics, as well as to support a seamless transition. The Board expects to identify a new Chief Executive Officer by year end. Newmark has a deep and experienced leadership team and believes this orderly transition positions the Company for continued success in the years ahead.

On August 7, 2026, the Company issued a press release relating to Mr. Gosin concluding his tenure as CEO.

Third Amended and Restated Gosin Employment Agreement

On August 6, 2026, Mr. Gosin entered into the 2026 Gosin Agreement with Newmark OpCo and Newmark Holdings, which amends and restates in its entirety the 2024 Gosin Employment Agreement. The 2026 Gosin Agreement was approved by the Board and the Compensation Committee.

Pursuant to the 2026 Gosin Agreement, Mr. Gosin’s term of employment will be extended through December 31, 2029 (unless terminated earlier as set forth below). Mr. Gosin will continue as Chief Executive Officer of the Company through December

31, 2026, after which he will continue as Chairman of Newmark & Co. through at least December 31, 2027 with such duties and responsibilities as determined by the Board, for a period of time through no later than December 31, 2029, provided that, subject to the foregoing, the Board in its discretion may remove any such titles or operational roles from Mr. Gosin on and following January 1, 2027 and may terminate his amended and restated employment agreement prior to December 31, 2029 as provided for therein.

For 2027 through 2029, Mr. Gosin will receive $5,000,000 in aggregate annual compensation while employed (comprised of a $1,000,000 base salary and a $4,000,000 cash bonus) and shall be eligible for additional compensation and commissions at the discretion of the Company and all such commissions must be approved by the Compensation Committee. Pursuant to the 2026 Gosin Agreement, the Board may also remove his role or terminate his services prior to December 31, 2029 while continuing to compensate him through that date or convert his role to a non-employee consulting arrangement at an annualized rate of $5,000,000 on substantially similar terms. However, the Company may terminate the 2026 Gosin Agreement prior to December 31, 2029 for Cause (as defined in the 2026 Gosin Agreement, which definition is substantially identical to that in the 2024 Gosin Employment Agreement) or due to Mr. Gosin’s death or disability. Mr. Gosin’s post-employment Non-Compete Payments (as defined in the 2024 Gosin Employment Agreement) will no longer be payable to him.

Under the 2026 Gosin Agreement, the Permitted Activities provisions (as defined in the 2024 Gosin Employment Agreement) are modified to (i) permit Mr. Gosin to invest alongside outside investors via a fund raised by him alone or with others (excluding anyone employed or retained by, or otherwise associated with, the Company of any of its affiliates without Board consent), (ii) provide that Mr. Gosin may invest in institutional real estate funds except where he knew or, after reasonable due diligence should have known, that such fund is owned, controlled, or managed by the Company’s brokerage competitors, and (iii) require Mr. Gosin to offer the Company the opportunity to service associated properties, replacing the prior requirement to offer the Company up to a 50% partnership interest in such investments. All other material terms of the 2024 Gosin Employment Agreement remain unchanged.

The foregoing description of the 2026 Gosin Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2026 Gosin Agreement. A copy of the 2026 Gosin Employment Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2026 and is described in detail therein.

Share Repurchase

On July 29, 2026, the Company repurchased an aggregate of 300,000 shares of its Class A common stock beneficially owned by Mr. Gosin. The sale price per share was the closing price per share of a share of the Class A common stock on the Nasdaq Global Select Market on July 29, 2026. The transaction was approved by the Audit Committee and Compensation Committee of the Company pursuant to the Company’s stock buyback authorization and was exempt pursuant to Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

Dividend Declaration

On July 28, 2026, Newmark declared a qualified quarterly dividend of $0.06 per share payable on August 28, 2026, to Class A and Class B common stockholders of record as of August 14, 2026, which is the same as the ex-dividend date.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2026 and 2025. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. We offer a diverse array of integrated services and products designed to meet the full needs of our clients.

Business Environment

There are several factors that impact results across our three main revenue sources (Management Services, Servicing Fees and Other; Leasing and Other Commissions; and Capital Markets), including secular and cyclical industry trends, macroeconomic dynamics, and our investments in growth. These factors are discussed below.

Key Business Drivers. The key drivers of our business include our ability to attract and retain revenue generating headcount across our service lines, the productivity of these employees, and industry volumes in these areas. Volumes are largely a factor of economic and job growth, interest rates, the demand for commercial real estate as an investment, and the need for related debt and equity financing. Demand for our services is also influenced by secular trends with respect to outsourcing and other services we provide.

Attracting and Retaining Revenue-Generating Headcount. Over the twelve months ended June 30, 2026, we continued to solidify what we believe is our position as the platform of choice for many top professionals. We continue to attract some of the most prolific and experienced client-facing professionals in countries including the U.S., U.K., France, Germany, India, Italy, South Korea, Canada, and Singapore. We believe that these additions further demonstrate the strength of our global brand, and the value of our substantial investments in data analytics, technology, and talent. Our revenue-generating headcount in the U.S. was flat or up modestly year-on-year on a net basis over the last several quarters. Therefore, strong productivity gains were the primary driver of our double-digit percentage year-on-year U.S. revenue growth in second quarter and first half of 2026. We increased both the number of non-U.S. offices and our international revenue-generating headcount by mid-double-digit percentages year-on-year in the second quarter of 2026. As with nearly all newly hired professionals, these recent additions are expected to take at least 6 to 18 months to produce meaningful fees, although we generally record related expenses beginning in their first quarter with the Company. As more of Newmark’s newer team members ramp up, we expect to further improve our productivity and earnings over time, all else equal.

Continued Trends with Respect to Management Services, Servicing Fees and Other. Many of our Management Services offerings continue to benefit from increased outsourcing by corporations and other occupiers, owners of real estate, lenders, and investors. We expect these outsourcing trends to persist for the foreseeable future, which should benefit our recurring revenue businesses as we continue to invest in areas including property, project, and facilities management, as well across our growing suite of managed services offerings. Between September 2025 and June 2026, our investments in recurring revenue businesses include the Company’s acquisitions of the Altus Appraisal platform, Catella, and RealFoundations, as well as the organic launches of our property and facilities management businesses in India and our new fund administration service line. We believe these recent investments will help drive stable and predictable revenue and earnings growth over time.

Additionally, we operate a high margin and growing loan servicing and asset management business focused on GSE/FHA loans, as well as on bank, private credit, and commercial mortgage-backed securities clients. We expect this business to benefit as the overall amount of commercial and multifamily debt outstanding increases, we continue to gain origination market share, and we drive further cross selling between service lines. As of June 30, 2026, our overall loan servicing and asset management portfolio grew by 20.5% year-on-year to $219.3 billion (of which 62.2% was limited servicing and asset management, 37.0% was higher margin primary servicing, and 0.7% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

These factors, combined with our ability to increase revenue synergies between our service lines, enabled us to grow Management Services, Servicing Fees and Other revenues by an approximately 16% CAGR between 2017 and 2025, and to increase these recurring revenues by 17.7% year-on-year in the quarter ended June 30, 2026.

Trends in GDP and Job Growth. Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and with GDP growth. Unless otherwise noted, all of the following economic statistics are from Bloomberg, including interest rate futures market data and consensus estimates based on their respective July 13, 2026 U.K. and July 24, 2026 U.S. surveys of economists.

According to a preliminary estimate by the Bureau of Economic Analysis, U.S. GDP increased at an annualized rate of 1.5% in the second quarter of 2026, after having expanded 2.1% in 2025 and 2.8% in 2024. According to the Wall Street Journal, U.S. GDP growth was led by increased capital expenditures on categories closely tied to AI, which may have contributed more than half of all GDP growth in the quarter. While higher consumer spending also contributed to the rise, these factors were partially offset by lower federal spendings, private inventory investment, nonresidential structure investment, and net exports. While U.K. GDP for the quarter has not yet been released, the consensus is for it to grow by 0.2% year-on-year, after having expanded 1.3% in 2025 and 1.1% in 2024.

According to a revised estimate by the Bureau of Labor Statistics, the seasonally adjusted monthly average of U.S. non-farm payroll employment increased by approximately 77,000 in the second quarter of 2026. In comparison, the monthly average grew by 10,000 and 122,000 in full years 2025 and 2024. The June 2026 U.S. unemployment rate (based on U-3) was 4.2% compared with 4.1% a year earlier. Per the Office for National Statistics, the comparable U.K. unemployment rate as of May 2026 (the most recent data available) was 4.9% versus 4.7% a year earlier.

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

The ten-year U.S. Treasury yield increased by approximately 150 and 240 basis points quarter-on-quarter and year-on-year, respectively to 4.7% as of June 30, 2026. The ten-year U.K. Gilt yield declined by approximately 160 basis points quarter-on-quarter and increased by nearly 270 basis points year-on-year to 4.8% over the same timeframe. The year-on-year increases are mainly due to the sharp rise in prices for oil, natural gas, and other commodities due to the recent Middle East conflict and the closure of or disruption to the Strait of Hormuz. For context, ten-year U.S. Treasury and ten-year U.K. Gilt yields still remain below their 50-year average through December 31, 2025 of approximately 5.8% and 7.0%, respectively.

For the month ending June 30, 2026, the U.S. and U.K. consumer price indices were up 3.5% and 2.8%, respectively, versus a year earlier. Inflation has both been higher than the 2% targets set by both the FOMC and MPC since June 2021, and the headline figures in both countries have been elevated in recent months due largely to the aforementioned increase in energy prices. The surveyed economists continue to expect inflation to remain above these targets for at least the next two calendar years. Concerns about continued U.S. GDP growth, above-target inflation, and a potentially slowing job market may present a challenge to the FOMC's dual mandate. This has led more economists to expect the central bank to either maintain or possibly raise short term rates in the near term. The U.K. has experienced many of these same issues, albeit with lower GDP and labor productivity growth and, in most recent periods, higher inflation. As a result, both economists and futures markets expect short-term yields in both countries to be higher for the foreseeable future. The futures market is currently pricing in moderate short term benchmark rate hikes in the U.S., U.K., and Eurozone through at least the second quarter of 2027.

Despite the possibility of flat or rising short term rates, other metrics that are inversely correlated with easier availability of credit for real estate investors remain well below their five year averages in the U.S., and at or below average in the U.K. and Eurozone. We believe this is most positive for commercial real estate capital markets transactions in the U.S., and generally positive for them in the U.K. and Eurozone. These metrics include interest rate volatility as measured by the ICE

BofA MOVE Index and credit spreads as indicated by the Bloomberg U.S. Corp BBB/Baa - Treasury 10 Year Spread, as well as similar metrics with respect to the U.K. and Eurozone. Given relatively low interest rate volatility and narrow credit spreads in the U.S., we believe current market conditions remain favorable for a continued recovery of U.S. industry capital markets volumes, and to a lesser extent in the U.K. and Continental Europe. Because of Newmark's ongoing investments in talent, and our recently hired revenue generating professionals have yet to fully ramp up, we expect to gain further global market share across our commission-based businesses over the near- and medium-term.

Industry Leasing Activity. Unless otherwise stated, all industry leasing data is from Newmark Research and/or CoStar, is preliminary, and is subject to possible future revisions. Office leasing remains the majority of activity for both Newmark and the industry.

U.S. industry office leasing activity (for deals over 10,000 square feet) totaled just over 55 million square feet in the second quarter of 2026. This represented a 9.1% improvement year-over-year, but was roughly 30% below the average for 2018 and 2019. The continuing recovery was geographically diverse, led by New York and San Francisco. This was the 13th consecutive quarter with activity above 3 million square feet in New York City, while it was the third highest quarterly total on record for San Francisco. However, the latter continues to have one of the highest vacancy rates among major U.S. markets. AI and other technology companies have become a strong driver of office demand, concentrated in key hubs like New York and San Francisco, as well as Seattle, Los Angeles, and Austin. With respect to the U.K., London continues to lead the country in demand for office space, including from AI firms and other technology companies, as well as companies in financial services, retail, consulting, and legal services. Office leasing volumes for London increased by approximately 10% year-on-year in the second quarter of 2026. With the pipeline of new U.S. office construction down 85% from the early 2020 peak and U.K. office starts at or near all time lows, and the conversion of obsolete space into multifamily and other uses, we expect office fundamentals to continue to improve in our key markets.

We expect demand for office space to continue to be supported by the reset in values due to near-term debt maturities. We also continue to see increased need for high quality office space in an increasing number of markets, led by ongoing return-to-workplace plans. Placer.ai data for June 2026 indicates that in-person attendance in the U.S. increased to an average of 75.2% of June 2019 pre-pandemic levels versus 72.8% a year earlier, all on per working day basis. June was the best post-pandemic month in terms of nationwide attendance relative to the same month in 2019. According to this same source, Miami exceeded pre-pandemic levels by 2.7 percentage points, while every other major metropolitan area in the U.S. improved year-on-year, with Los Angeles and San Francisco showing the largest gains. In the U.K., data from Remit Consulting indicate that office attendance in June 2026 reached its highest level since the pandemic began.

New U.S. industrial leasing activity continued its momentum in the second quarter of 2026, growing by nearly 29% versus the second quarter of 2025. While it was a relatively easy year-on-year comparison, this was the best quarter of new industrial leasing volume since the third quarter of 2022, led by large modern warehouses and distribution centers. Tenants in many markets are upgrading to newer facilities, and there was a notable uptick in industrial leasing related to data center development in certain markets. The national industrial vacancy rate fell for the second consecutive quarter, signaling the market is past peak vacancy. With respect to the U.K., industrial vacancy fell for the fourth consecutive period to 7.0% in the second quarter of 2026. Occupier activity in the second quarter was led both by new overseas entrants to the U.K. and by domestic firms, particularly those aligned with e-commerce and defense. Speculative development activity remained low in the second quarter of 2026 and far below the five year average, which should continue to support prime headline rents in the U.K.

U.S. retail leasing activity for centers and properties of at least 20,000 square feet fell to 27.5 million square feet in the second quarter of 2026, which was approximately 34% below the trailing ten-year average. Among major markets, Dallas-Fort Worth, Phoenix, and Houston remain the most active. With limited new construction, occupiers continue to have difficulty finding suitable locations. The 8.4 million square feet of positive net absorption, along with a limited number of move-outs, reduced the overall U.S. vacancy rate to 5.2%, which is 1.3 percentage points below the long-term average as of June 30, 2026. Retail properties built from 2000 onward remain the most desirable, with a national availability rate below 3%. In the U.K., retail has entered a more stable phase after its long correction, with annual rental growth positive since 2023 and vacancy now trending downwards.

Against this generally improving market backdrop, Newmark’s revenues from Leasing and Other Commissions increased by 17.2% for the quarter ended June 30, 2026.

Industry Capital Markets Activity. We believe that we continue to gain share in Capital Markets, while overall industry volumes continued to improve. For example, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that U.S. notional investment sales volumes were up by approximately by 28% and 29%year-on-year in the three and twelve months ending June 30, 2026, respectively. Activity improved by double digit percentages nationally across nearly every major property type. In comparison, Newmark's U.S. Investment Sales volumes improved by approximately 73% and 53% year-on-year over same respective periods. Preliminary MSCI data indicates that global investment sales volumes excluding the U.S. were up 1% year-on-year over the twelve months ending June 30, 2026, although this source often revises such figures upwards at a later date. Due to our international investments, we grew our non-U.S. Investment Sales volumes by 132% over the same trailing twelve months, albeit from a low base.
Newmark faced challenging year-on-year comparisons in the second quarter of 2026 due to our approximately 135% improvement in Total Debt volumes in the year earlier period, which included the $7.1 billion AI data center construction loan related to the Stargate Project. On a trailing twelve month basis, we continued to gain share. Based on their analysis of historical figures from the MBA and MSCI lending data, Newmark Research estimates that U.S. commercial and multifamily originations increased by 21% and 37%, respectively, in the three and twelve months ending June 30, 2026 versus the year earlier periods. In comparison, Newmark’s U.S. Total Debt volumes declined by approximately 19% and grew by 43%, respectively, over these same periods.
While we still generate the large majority our Capital Markets volumes in the U.S., we expect to further expand international offerings across investment sales, equity advisory, mortgage brokerage, and debt placement as we continue to invest in non-U.S. talent.
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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management Services, Servicing Fees and Other	$351,153	39.5%	$298,397	39.3%	$695,184	40.1%	$582,290	40.9%
Leasing and Other Commissions	278,030	31.3	237,262	31.3	528,062	30.4	445,336	31.3
Capital Markets	259,236	29.2	223,453	29.4	511,693	29.5	396,980	27.9
Total revenues	888,419	100.0	759,112	100.0	1,734,939	100.0	1,424,606	100.0
Expenses:
Compensation and employee benefits	539,704	60.7	455,044	59.9	1,055,311	60.8	854,556	60.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	68,116	7.7	60,140	7.9	136,512	7.9	134,486	9.4
Total compensation and employee benefits	607,820	68.4	515,184	67.9	1,191,823	68.7	989,042	69.4
Operating, administrative and other	186,137	21.0	151,010	19.9	367,581	21.2	304,987	21.4
Fees to related parties	8,088	0.9	7,794	1.0	16,612	1.0	17,364	1.2
Depreciation and amortization	45,979	5.2	42,611	5.6	92,211	5.3	88,969	6.2
Total operating expenses	848,024	95.5	716,599	94.4	1,668,227	96.2	1,400,362	98.3
Other income (loss), net	16	—	230	—	660	—	980	0.1
Income (loss) from operations	40,411	4.5	42,743	5.6	67,372	3.9	25,224	1.8
Interest expense, net	(7,414)	(0.8)	(9,023)	(1.2)	(14,328)	(0.8)	(17,506)	(1.2)
Income (loss) before income taxes and noncontrolling interests	32,997	3.7	33,720	4.4	53,044	3.1	7,718	0.5
Provision (benefit) for income taxes	9,581	1.1	4,209	0.6	13,013	0.8	(5,844)	(0.4)
Consolidated net income (loss)	23,416	2.6	29,511	3.9	40,031	2.3	13,562	1.0
Less: Net income (loss) attributable to noncontrolling interests	3,718	0.4	8,692	1.1	5,914	0.3	1,509	0.1
Net income (loss) available to common stockholders	$19,698	2.2%	$20,819	2.7%	$34,117	2.0%	$12,053	0.8%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$50,140	5.6%	$36,953	4.9%	$108,424	6.2%	$89,232	6.3%
Limited partnership units amortization	5,679	0.6	6,782	0.9	3,356	0.2	16,321	1.1
RSU amortization	7,742	0.9	14,017	1.8	17,296	1.0	26,365	1.9
Total equity compensation	63,561	7.1	57,752	7.6%	129,076	7.4%	131,918	9.3%
Allocations of net income to limited partnership units and FPUs	4,555	0.5	2,389	0.3	7,436	0.4	2,569	0.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$68,116	7.6%	$60,141	7.9%	$136,512	7.8%	$134,487	9.5%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $52.8 million, or 17.7%, to $351.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase included double digit percentage organic growth led by Valuation and Advisory, our high margin servicing and asset management platform, and Newmark’s expanding suite of outsourcing businesses. This improvement also reflects recent acquisitions.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $40.8 million, or 17.2%, to $278.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, which was driven by significantly higher office volumes in key markets including New York City, the San Francisco Bay Area, and Los Angeles.

Capital Markets
Capital Markets revenues increased by $35.8 million, or 16.0%, to $259.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase reflects a 54.4% improvement in investment sales fees which was led by higher multifamily activity, particularly for senior housing and affordable housing, as well as robust growth in industrial and office sales. This was partially offset by lower origination activity, given Newmark’s challenging year-on-year comparison due to its approximately 135% improvement in Total Debt volumes in the second quarter of 2025.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $84.7 million, or 18.6%, to $539.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is due to higher commission-based revenues, costs recorded by recently acquired companies, expenses related to global growth initiatives, and pass through expenses related to the double-digit growth of Newmark's Occupier Solutions and Property Management businesses.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $8.0 million, or 13.3%, to $68.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase is due to the timing of grants of exchangeability, including with respect to contract renewals.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $35.1 million, or 23.3%, to $186.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to a $0.2 million charge related to lease terminations for liquidated entities, compared to a credit of $14.5 million for the same item in the year earlier period. This also reflects an $11.8 million increase in overall pass through items related to the double-digit growth of Newmark’s Occupier Solutions and Property Management businesses.

Fees to Related Parties
Fees to related parties increased by $0.3 million, or 3.8%, to $8.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2026 increased by $3.4 million, or 7.9%, to $46.0 million compared to the three months ended June 30, 2025 primarily due to a $3.1 million increase in fixed asset impairments related to terminated leases.

Other Income (loss), Net
Other income (loss), net was $16.0 thousand and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. The income for the three months ended June 30, 2025 related to recoveries from forfeited shares of restricted Newmark Class A common stock.

Interest Expense, Net
Interest expense, net decreased by $1.6 million, or 17.8%, to $7.4 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to a $1.7 million increase in interest income.

Provision for Income Taxes

Provision for income taxes increased by $5.4 million, or 127.7%, to $9.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to certain deferred tax asset adjustments. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $5.0 million, or 57.2%, to $3.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $112.9 million, or 19.4%, to $695.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was led by double digit percentage organic growth from Valuation and Advisory, our high margin servicing and asset management platform, and Newmark’s expanding suite of outsourcing businesses. This improvement also reflects recent acquisitions.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $82.7 million, or 18.6%, to $528.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was led by significant office activity for clients across several major industry categories.

Capital Markets
Capital Markets revenues increased by $114.7 million, or 28.9%, to $511.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase reflects higher multifamily sales volumes, particularly in senior housing and affordable housing and a strong improvement in industrial and office sales.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $200.8 million, or 23.5%, to $1,055.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase reflects higher commission-based revenues, costs recorded by recently acquired companies, expenses related to global growth initiatives, and pass through expenses related to the growth of Newmark's Occupier Solutions and Property Management businesses.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $2.0 million, or 1.5%, to $136.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $62.6 million, or 20.5%, to $367.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to an increase in overall pass through expenses related to the growth of Newmark’s Occupier Solutions and Property Management businesses. The increase also reflects a charge of $1.8 million related to lease terminations related to liquidated entities compared with a credit of $14.4 million for the same item in the year earlier period.

Fees to Related Parties
Fees to related parties decreased by $0.8 million, or 4.3%, to $16.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2026 increased by $3.2 million, or 3.6%, to $92.2 million compared to the six months ended June 30, 2025 primarily due to a $4.7 million increase in MSR amortization.

Other Income (loss), Net
Other income (loss), net was $0.7 million and $1.0 million of income for the six months ended June 30, 2026 and 2025, respectively, which consisted of recoveries from forfeited shares of restricted Newmark Class A common stock.

Interest Expense, Net
Interest expense, net decreased by $3.2 million, or 18.2%, to $14.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a $3.0 million increase in interest income.

Provision for Income Taxes
Provision for income taxes increased by $18.9 million, or 322.7%, to $13.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the impact of change in the level and geographic mix of pre-tax earnings and 2025 tax benefit from revaluation of deferred tax assets due to a corporate ownership change. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $4.4 million, or 291.9%, to $5.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by higher pre-tax income.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $900.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of June 30, 2026, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $597.3 million and $270.0 million outstanding under the Credit Facility with a carrying amount of $270.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $5.2 billion as of June 30, 2026 and $5.0 billion as of December 31, 2025.

Total liabilities were $3.4 billion as of June 30, 2026 and $3.3 billion as of December 31, 2025.

Liquidity
As of June 30, 2026, we had cash and cash equivalents of $259.7 million. Additionally, we had $630.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt

The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
7.500% Senior Notes	$597,283	$596,746
Credit Facility	270,000	75,000
Total corporate debt	$867,283	$671,746

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

During the six months ended June 30, 2026, there were $285.0 million of borrowings and $90.0 million of repayments under the Credit Facility. As of June 30, 2026, there were $270.0 million of borrowings outstanding under the Credit Facility. As of June 30, 2026, borrowings under the Credit Facility carried an interest rate of 5.25%, with a weighted-average interest rate of 5.28% for the six months ended June 30, 2026. As of December 31, 2025, there were $75.0 million of borrowings under the Credit Facility.

See Note 19 — “Debt” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding the Credit Facility.

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

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of June 30, 2026, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2026 and December 31, 2025 we had $0.9 billion and $0.9 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Leases
Total lease liability as of June 30, 2026 was $494.7 million, of which $251.8 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of June 30, 2026 amounting to approximately $149.5 million.

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

As of June 30, 2026, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows

Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$114,869	$(559,146)
Add back:
Net activity from loan originations and sales	2,413	535,142
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$117,282	$(24,004)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $101.0 million and $157.9 million for the six months ended June 30, 2026 and 2025, respectively. Excluding these loans, net cash provided by (used in) operating activities excluding loan originations and sales would be $218.2 million and $133.9 million for the six months ended June 30, 2026 and 2025, respectively.

Cash Flows for the Six Months Ended June 30, 2026
For the six months ended June 30, 2026, $114.9 million of cash was provided by operating activities. Excluding activity from loan originations and sales, cash used in operating activities for the six months ended June 30, 2026 was $117.3 million. Cash provided by operating activities included $101.0 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $111.8 million, consisting primarily $72.1 million of payments for non-marketable assets, $31.0 million of cash paid for the purchases of fixed assets and $2.4 million of payments for acquisitions, net of cash acquired. Cash provided by financing activities of $26.7 million primarily related to net proceeds from warehouse facilities of $16.7 million and $195.0 million of net borrowings under the Credit Facility. This was offset by treasury stock repurchases of $151.1 million and payments to shareholders and partners for dividends and distributions (including tax distributions) of $33.3 million.

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

Credit Ratings

    As of June 30, 2026, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	A-	Stable
Kroll Bond Rating Agency	BBB-	Positive
S&P Global Ratings	BB+	Stable

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

Certain Related Party Transactions
The following related party disclosure relates to the period subsequent to June 30, 2026. See Note 24 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for related party transactions prior to June 30, 2026.

Related Party Referral Fee

On July 28, 2026, the Audit Committee of the Company authorized the payment to Cantor Realty Capital Advisors, L.P. of a referral fee equal to twenty-five percent (25%) of the total gross commissions paid to the Company in connection with leasing advisory services provided by the Company to a third-party client.

Transactions with Executive Officers and Directors

On July 29, 2026, the Company repurchased an aggregate of 300,000 shares of its Class A common stock beneficially owned by Mr. Gosin. The sale price per share was the closing price per share of a share of the Class A common stock on the Nasdaq Global Select Market on July 29, 2026. The transaction was approved by the Audit Committee and Compensation Committee of the Company pursuant to the Company’s stock buyback authorization and was exempt pursuant to Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The shares were held by the Gosin Family Foundation and the proceeds are expected to be used for the foundation’s charitable purposes.

Cantor Rights to Purchase Cantor Units from Newmark Holdings

As of August 7, 2026, there were 59,218 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 24 — “Related Party Transactions Cantor Rights to Purchase Cantor Units from Newmark Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.

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

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	June 30,
	2026	2025
Common stock outstanding(1)	180,611	177,965
Partnership units(2)	68,550	71,684
RSUs (Treasury stock method)	4,410	3,724
Newmark exchange shares	372	297
Total(3)	253,943	253,670
(1)Common stock consisted of Newmark Class A common stock and Newmark Class B common stock. For the six months ended June 30, 2026, the weighted-average number of shares of Newmark Class A common stock and Newmark Class B common stock that were included in our fully diluted EPS computation was 159.3 million shares and 21.3 million shares, respectively.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units. See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the 20.5 million partnership units held by Cantor as of June 30, 2026 were generally exchangeable into up to 19.0 million shares of Newmark Class A common stock and/or Newmark Class B common stock at the then-current Exchange Ratio of 0.9260. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the six months ended June 30, 2026 and 2025, the weighted-average share count included 0.7 million and 0.1 million anti-dilutive securities, respectively, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of June 30, 2026 and 2025 was as follows (in thousands):

	June 30,
	2026	2025
Common stock outstanding	180,572	175,638
Partnership units	67,283	68,725
RSUs (Treasury stock method)	3,934	3,260
Newmark exchange shares	323	283
Total	252,112	247,906

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2026, we have issued 3.5 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

As of June 30, 2026, our contingent cash consideration balance related to acquisitions was $11.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2026 and December 31, 2025, the aggregate balance of employee loans, net of reserve, was $909.0 million and $862.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $29.0 million and $31.2 million, for the three months ended June 30, 2026 and 2025, respectively, and $54.2 million and $56.7 million for the six months ended June 30, 2026 and 2025, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2026 and 2025, we expensed $8.2 million and $9.1 million, respectively, of “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

On April 29, 2026, the Board increased the quarterly dividend to $0.06 per share. Prior to that, the Board had declared a quarterly dividend of $0.03 per share since 2022. In addition, Newmark Holdings has paid quarterly after-tax distributions to its partners. The Exchange Ratio is adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference between our dividend policy and the distribution policy of Newmark Holdings.

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

Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2026, there were 255,832,238 shares of Newmark Class A common stock issued and 159,286,586 shares outstanding. As of June 30, 2026, Cantor and CFGM held 1,025,612 shares of Newmark Class A common stock, representing approximately 0.3% of our total voting power. See “—Partnership Exchange Rights into Newmark Class A and Class B Common Stock,” below, for a discussion of developments after June 30, 2026.

Newmark Class B common stock. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of June 30, 2026, Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 57.2% of our total voting power.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) had converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock as of June 30, 2026, they would have collectively held 12.4% of the voting power in Newmark and the other stockholders of Newmark would have held 87.6% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if as of June 30, 2026 (1) Cantor, CFGM and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) continued to hold shares of Newmark Class B common stock and (2) Cantor exchanged all of the 20,383,335 Newmark Holdings exchangeable limited partnership units then held by Cantor for shares of Newmark Class B common stock, Cantor, CFGM, and Mr. Brandon Lutnick would have held 72.6% of the voting power in Newmark, and the stockholders of Newmark other than Cantor, CFGM, and Mr. Brandon Lutnick would have held 27.4% of the voting power in Newmark.

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark

OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2026, we directly held Newmark OpCo limited partnership interests consisting of approximately 184,827,130 units, representing approximately 73.1% of the outstanding Newmark OpCo limited partnership interests.

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

As of June 30, 2026, 1,346,769 founding/working partner interests were outstanding. These founding/working partner interests were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

We also provide exchangeability for partnership units into Newmark Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2026, 67,892,994 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and Newmark Class A or Class B common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2026, the exchange ratio was 0.9260.

With each exchange, our direct and indirect interest in Newmark OpCo will proportionately increase because, immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

On May 28, 2026, Cantor purchased from Newmark Holdings an aggregate of (i) 134,302 non-exchangeable limited partnership interests for aggregate consideration of $493,149 as a result of the redemption of 134,302 Founding Partner interests, and (ii) 3,529 exchangeable limited partnership interests for aggregate consideration of $15,060 as a result of the exchange of 3,529 Founding Partner interests.

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

The Lutnick Family Voting Agreement also prohibits the transfer of the Lutnick Family Voting Agreement Securities without the consent of a Majority of the Family Branches, subject to certain limited exceptions. As of June 30, 2026, Mr. Brandon Lutnick beneficially owned 4,391,380 shares of our Class A common stock and 21,285,533 shares of our Class B common stock, collectively representing 58.4% of the total voting power of our outstanding common stock.

Ownership Structure. The following diagram illustrates the ownership structure of Newmark as of June 30, 2026. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF JUNE 30, 2026

Cantor (2)
57.5% of voting power
17.2% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc. (3)
40.4% of voting power
60.9% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
2.1% of voting power
3.2% of indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (30.2% of economics of Newmark Holdings)
• 8.1% indirect economic interest in Newmark OpCo
• 0.6% Class A common stock (0.6% of economics and 0.3% of voting power)
• 100% Class B common stock (11.8% of economics and 57.2% of voting power)
• 9.0% indirect economic interest in Newmark OpCo
• 94.4% Class A common stock (83.2% of economics and 40.4% of voting power)
• 60.9% indirect economic interest in Newmark OpCo
• 5.0% Class A common stock (4.4% of economics and 2.1% of voting power)
• 3.2% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
18.7% of indirect economic interest in Newmark OpCo
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Non-Voting Limited Partnership interests (69.8% of economics of Newmark Holdings)
• 18.7% indirect economic interest in Newmark OpCo
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
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 11.6% of the economics and 56.2% of the voting power in Newmark Group, Inc. CFGM has 0.8% of the economics and 1.2% of the voting power in Newmark Group, Inc.

The diagram reflects the following activity in Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2025 through June 30, 2026: (a) an aggregate of 6,886,612 limited partnership units granted by Newmark Holdings; (b) 10,367,495 shares of Newmark Class A common stock repurchased by us; (c) 52,376 shares of Newmark Class A common stock forfeited; (d) 1,599,546 shares of Newmark Class A common stock issued for RSUs; (e) 473,338 shares of Newmark Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 16,451,860 of such shares remaining available for issuance by us under such Registration Statement; and (f) 616,424 terminated limited partnership units.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $270.0 million outstanding on the Credit Facility as of June 30, 2026. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of June 30, 2026 was 363 basis points and 432 basis points at June 30, 2025. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $14.2 million based on our escrow balances as of June 30, 2026 and by $12.9 million based on our escrow balances as of June 30, 2025. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $14.2 million based on our escrow balances as of June 30, 2026 and by $12.9 million based on the escrow balances as of June 30, 2025.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $9.1 million based on our outstanding balances as of June 30, 2026 and by $12.9 million based on our outstanding balances as of June 30, 2025. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $9.1 million based on our outstanding warehouse balance as of June 30, 2026 and by approximately $12.9 million based on our outstanding warehouse balance as of June 30, 2025. During 2025, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item 6. Certain schedules and exhibits to exhibits designated by one asterisk (*) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC.

Exhibit Number	Exhibit Title

10.1*	Third Amended and Restated Credit Agreement, dated as of April 17, 2026, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2026)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: August 7, 2026