Form 10-Q
period 2026-09-30
NEWMARK GROUP, INC.
filed 2026-11-06
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2026
Class A Common Stock, par value $0.01 per share	158,208,986 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

NEWMARK GROUP, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

DEFINITION

2023 Gosin Employment Agreement	The Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on February 10, 2023

2024 Gosin Employment Agreement	The Second Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 7, 2024

2026 Gosin Employment Agreement	The Third Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 6, 2026

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

Agencies	Fannie Mae, Ginnie Mae and FHA

AI	Artificial intelligence; technology that uses data-driven models to perform tasks requiring human-like analysis, output generation, or decision-making

Altus Advisory	Altus Group Limited’s advisory business based in Canada acquired by Newmark on September 1, 2026

Altus Appraisal	Altus Group Limited’s appraisal business based in Canada acquired by Newmark on March 2, 2026

ASU	FASB accounting standards update

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark multifamily capital markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

BGC Entity Group	BGC Group, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Entity Group), collectively

BGC Group	BGC Group, Inc. (Nasdaq: BGC) and, where applicable, its consolidated subsidiaries

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests in Newmark Holdings owned by BGC Holdings immediately prior to the distribution

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

Board or Board of Directors	Board of Directors of the Company

BPF WIN-1 LLC	BPF WIN-1 LLC, a wholly owned subsidiary of the Company which does business as part of the Newmark multifamily capital markets business

Bylaws	Amended and Restated Bylaws of Newmark Group, Inc.

CAGR	Compound annual growth rate

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor Credit Agreement	Unsecured credit agreement entered into with Cantor on November 30, 2018, as amended by the First Cantor Credit Agreement Amendment on December 20, 2023

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

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Responsibility	Corporate Responsibility, Governance, Environmental, Sustainability-related or other similar items

Corporate Responsibility Committee	The Corporate Responsibility Committee of the Board

CoStar	CoStar Group Inc.

Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, most recently amended and restated on April 17, 2026

Credit Facility
The credit facility pursuant to the Credit Agreement, as amended and restated, with a maximum revolving loan balance of $900.0 million, which the Company has the right to increase up to $1.1 billion subject to certain conditions being met, and a maturity date of April 17, 2030, bearing interest at either SOFR or a defined base rate plus additional margin.

CRM	Customer relationship management

Deskeo	Space Management (d/b/a “Deskeo”)

DGCL	Delaware General Corporation Law

einwert GmbH	A Germany-based real estate valuations and technology business acquired by Newmark on July 1, 2026

Employees	Includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508

EPS	Earnings Per Share

Equity Plan	Amended and Restated Newmark Group, Inc. Long Term Incentive Plan

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest for which an exchange right has been granted can be exchanged for a number of shares of Newmark Class A common stock

Family Branch	Each of Mr. Brandon Lutnick, Mr. Kyle S. Lutnick, Ms. Casey J. Lutnick and Mr. Ryan G. Lutnick in each case, with their respective descendants, for the purposes of the Lutnick Family Voting Agreement

Fannie Mae	The Federal National Mortgage Association

Fannie Mae DUS	The Fannie Mae Delegated Underwriting and Servicing Program

FASB	Financial Accounting Standards Board

FHA	The Federal Housing Administration

FHFA	The Federal Housing Finance Agency

First Cantor Credit Agreement Amendment	First Amendment to the Cantor Credit Agreement entered into on December 20, 2023

FOMC	Federal Open Market Committee

Forward Sales Contract	An agreement to deliver mortgages to third-party investors at a fixed price

Founding Partner interests, Founding Partner units or FPUs	Founding/Working Partners units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, that are generally redeemed upon termination of employment

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

L+P Immobilienbewertungs GmbH	A Germany-based real estate valuations and technology business acquired by Newmark on August 4, 2026

LPA Amendment	An amendment, dated as of March 10, 2023, to the Newmark Holdings limited partnership agreement

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

Lutnick Family Voting Agreement Securities	Securities of the Company held by the trusts and such entities that are parties to the Lutnick Family Voting Agreement

Majority of the Family Branches	With respect to any matter related to the Lutnick Family Voting Agreement, approval of such matter by both: (a) if there is a Controlling Investment Trustee, the controlling investment trustee; and (b) if any Family Branch is entitled to vote in accordance with the Lutnick Family Voting Agreement, a majority vote of the Family Branches entitled to vote in accordance with the Lutnick Family Voting Agreement (with the Lutnick Family Voting Agreement specifying a different approval standards if there is no Controlling Investment Trustee and no Family Branch entitled to vote in accordance with the Lutnick Family Voting Agreement)

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

MBA	Mortgage Bankers’ Association

Merkel CIC Agreement	Change of Control Agreement that Stephen Merkel entered into with the Company on February 18, 2025

MPC	Monetary Policy Committee of the Bank of England

MSCI	MSCI Real Assets (formerly known as Real Capital Analytics, or “RCA”)

MSRs	Mortgage servicing rights

Multifamily Bridge Program	Program originated and serviced by Newmark to provide short-term financing solutions, interim capital needs and pathways to long-term agency financing for qualifying multifamily borrowers seeking to transition into permanent financing through Fannie Mae, Freddie Mac or FHA lending programs

Nasdaq	Nasdaq, Inc. (formerly known as NASDAQ OMX Group, Inc.)

Newmark	Newmark Group, Inc., and where applicable, its consolidated subsidiaries. Also referred to as the “Company,” “we,” “us,” or “our”

Newmark & Co.	Newmark & Company Real Estate, Inc., which for the purposes of this document is defined as all of the companies acquired by BGC Partners on October 14, 2011. Comparisons in this document to our 2011 revenues are based on unaudited full year 2011 revenues for Newmark & Co.

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Common Stock	Newmark Class A common stock and Newmark Class B common stock, collectively

Newmark Entity Group	Newmark, Newmark Holdings, Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P., which is owned jointly by Newmark, Cantor, Newmark’s employee partners and other partners

Newmark Holdings limited partnership agreement	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017

Newmark IPO	The initial public offering of 23 million shares of Newmark Class A common stock at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

Newmark Research	A Newmark service providing real estate market reports and analysis to our professionals and clients

NHL	Newmark Holdings Limited

NOL	Net operating loss

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

Repurchase Agreement
The Master Repurchase Agreement by and among BPF WIN-1 LLC, as sellers, and Bank of America, N.A., as buyers and administrative agent entered into on August 27, 2026 that provides for a $300.0 million facility amount

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

Servicing and Asset Management	Newmark’s Servicing and Asset Management business includes loan servicing and asset management fees, as well as interest income on loans held for sale, escrow interest, and yield maintenance fees

Share Repurchase and Unit Purchase Authorization	The Company’s stock repurchase authorization, which has no expiration date and was most recently reapproved by the Board and by the Audit Committee in October 2026 for repurchases up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities

SOFR	Secured Overnight Financing Rate

Spin-Off
The pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all of the shares of Newmark Common Stock owned by BGC Partners immediately prior to the effective time of the Spin-Off, completed on November 30, 2018

Tax Receivable Agreement	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc.

Total Debt	Newmark’s combined volumes from mortgage brokerage, debt placement, and GSE/FHA originations

U-3	The number of unemployed individuals as a percentage of the entire labor force; considered the official unemployment rate by the U.S. Department of Labor

UBT	Unincorporated Business Tax

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

V&A	Valuation and Advisory

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the Iran conflict and other unrest in the Middle East (including the disruption of global energy supply chains and the closure or disruption of or the imposition of tolls on access to the Strait of Hormuz), the conflict between Ukraine and Russia, conflicts in Latin America and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, supply chain disruptions, changes in government spending, recession fears, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors;
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
•the expansion of our cybersecurity and AI processes to include new businesses, or the integration of the cybersecurity and AI processes of acquired businesses, and the impact of AI on the economy, our industry, our products and business, and the businesses of our clients and vendors as well as evolving U.S. federal, state and foreign laws and regulations governing the development and use of AI;
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

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$239,983	$229,109
Restricted cash and short-term investments	131,263	120,176
Loans held for sale, at fair value	1,322,078	913,302
Receivables, net	743,723	628,405
Other current assets (see Note 17)	200,537	114,050
Total current assets	2,637,584	2,005,042
Goodwill	808,332	802,040
Mortgage servicing rights, net	513,840	517,994
Loans, forgivable loans and other receivables from employees and partners, net	887,479	862,204
Right-of-use assets	434,886	447,765
Fixed assets, net	167,389	156,490
Other intangible assets, net	82,643	76,336
Other assets (see Note 17)	228,050	151,296
Total assets	$5,760,203	$5,019,167
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,309,105	$892,439
Accrued compensation	457,734	440,337
Accounts payable, accrued expenses and other liabilities (see Note 26)	649,758	572,294
Payables to related parties	6,439	1,835
Total current liabilities	2,423,036	1,906,905
Long-term debt	877,508	671,746
Right-of-use liabilities	426,626	437,205
Other long-term liabilities (see Note 26)	256,710	251,507
Total liabilities	3,983,880	3,267,363
Commitments and contingencies (see Note 28)
Redeemable partnership interests	10,353	12,049
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 258,422,419 and 246,782,485 shares issued at September 30, 2026 and December 31, 2025, respectively, and 157,886,609 and 160,656,704 shares outstanding at September 30, 2026 and December 31, 2025, respectively	2,586	2,468
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2026 and December 31, 2025, convertible into Class A common stock	212	212
Additional paid-in capital	1,124,851	998,903
Retained earnings	1,367,731	1,311,748
Treasury stock at cost: 100,535,811 and 86,125,782 shares of Class A common stock at September 30, 2026 and December 31, 2025, respectively	(1,032,673)	(854,565)
Accumulated other comprehensive loss	(2,045)	2,808
Total stockholders’ equity	1,460,662	1,461,574
Noncontrolling interests	305,308	278,181
Total equity	1,765,970	1,739,755
Total liabilities, redeemable partnership interests, and equity	$5,760,203	$5,019,167

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Management Services, Servicing Fees and Other	$376,346	$318,127	$1,071,531	$900,417
Leasing and Other Commissions	308,648	244,008	836,709	689,344
Capital Markets	288,201	301,325	799,894	698,305
Total Revenues	973,195	863,460	2,708,134	2,288,066
Expenses:
Compensation and employee benefits	576,161	510,216	1,631,472	1,364,771
Equity-based compensation and allocations of net income to limited partnership units and FPUs	60,380	81,124	196,892	215,610
Total compensation and employee benefits	636,541	591,340	1,828,364	1,580,381
Operating, administrative and other	198,409	175,340	565,990	480,326
Fees to related parties	9,227	8,185	25,839	25,549
Depreciation and amortization	45,065	45,460	137,276	134,429
Total operating expenses	889,242	820,325	2,557,469	2,220,685
Other income (loss), net	1,227	42,024	1,887	43,004
Income (loss) from operations	85,180	85,159	152,552	110,385
Interest expense, net	(8,220)	(7,974)	(22,548)	(25,480)
Income (loss) before income taxes and noncontrolling interests	76,960	77,185	130,004	84,905
Provision (benefit) for income taxes	17,972	18,731	30,985	12,887
Consolidated net income (loss)	58,988	58,454	99,019	72,018
Less: Net income (loss) attributable to noncontrolling interests	10,055	12,300	15,969	13,809
Net income (loss) available to common stockholders	$48,933	$46,154	$83,050	$58,209
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$48,933	$46,154	$83,050	$58,209
Basic earnings per share	$0.27	$0.26	$0.46	$0.33
Basic weighted-average shares of common stock outstanding	179,834	177,230	180,297	177,717
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$67,351	$63,983	$114,100	$80,085
Fully diluted earnings per share	$0.27	$0.25	$0.45	$0.32
Fully diluted weighted-average shares of common stock outstanding	252,710	251,674	253,476	253,179
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated net income (loss)	$58,988	$58,454	$99,019	$72,018
Foreign currency translation adjustments	(2,518)	(2,505)	(5,811)	16,642
Comprehensive income (loss), net of tax	56,470	55,949	93,208	88,660
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	9,648	11,898	15,011	16,579
Comprehensive income (loss) available to common stockholders	$46,822	$44,051	$78,197	$72,081

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2026	$2,559	$212	$1,086,127	$(982,101)	$1,329,712	$66	$302,280	$1,738,855
Consolidated net income	—	—	—	—	48,933	—	10,055	58,988
Foreign currency translation adjustments	—	—	—	—	—	(2,111)	(407)	(2,518)
Dividends to common stockholders	—	—	—	—	(10,914)	—	—	(10,914)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(9,165)	(9,165)
Grant of exchangeability, redemption and issuance of Class A common stock, 2,590,181 shares	27	—	33,318	—	—	—	11,212	44,557
Contributions of capital to and from Cantor for equity-based compensation	—	—	(556)	—	—	—	(107)	(663)
Repurchase of 3,930,863 shares of Class A Common Stock	—	—	—	(49,824)	—	—	(9,559)	(59,383)
Forfeiture of Class A common stock, 59,295 shares	—	—	135	(748)	—	—	(118)	(731)
Restricted stock units compensation	—	—	5,827	—	—	—	1,117	6,944
Balance, September 30, 2026	$2,586	$212	$1,124,851	$(1,032,673)	$1,367,731	$(2,045)	$305,308	$1,765,970

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2026	$2,468	$212	$998,903	$(854,565)	$1,311,748	$2,808	$278,181	$1,739,755
Consolidated net income	—	—	—	—	83,050	—	15,969	99,019
Foreign currency translation adjustments	—	—	—	—	—	(4,853)	(958)	(5,811)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 137,830 units	—	—	—	—	—	—	508	508
Dividends to common stockholders	—	—	—	—	(27,067)	—	—	(27,067)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	2,913	2,913
Grant of exchangeability, redemption and issuance of Class A common stock, 11,639,934 shares	118	—	114,129	—	—	—	40,530	154,777
Contributions of capital to and from Cantor for equity-based compensation	—	—	(851)	—	—	—	(161)	(1,012)
Repurchase of 14,298,358 shares of Class A Common Stock	—	—	—	(176,718)	—	—	(33,811)	(210,529)
Forfeiture of Class A common stock, 111,671 shares	—	—	238	(1,390)	—	—	(221)	(1,373)
Restricted stock units compensation	—	—	12,432	—	—	—	2,358	14,790
Balance, September 30, 2026	$2,586	$212	$1,124,851	$(1,032,673)	$1,367,731	$(2,045)	$305,308	$1,765,970

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2025	$2,403	$212	$916,386	$(852,154)	$1,208,373	$4,688	$233,547	$1,513,455
Consolidated net income	—	—	—	—	46,154	—	12,300	58,454
Foreign currency translation adjustments	—	—	—	—	—	(2,103)	(402)	(2,505)
Dividends to common stockholders	—	—	—	—	(5,327)	—	—	(5,327)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(8,320)	(8,320)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,301,060 shares	31	—	37,179	—	—	—	12,378	49,588
Contributions of capital to and from Cantor for equity-based compensation	—	—	(784)	—	—	—	(10)	(794)
Restricted stock units compensation	—	—	12,897	—	—	—	2,463	15,360
Balance, September 30, 2025	$2,434	$212	$965,678	$(852,154)	$1,249,200	$2,585	$251,956	$1,619,911

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2025	$2,245	$212	$753,001	$(745,931)	$1,207,285	$(11,287)	$318,644	$1,524,169
Consolidated net income	—	—	—	—	58,209		13,809	72,018
Foreign currency translation adjustments	—	—	—	—	—	13,872	2,770	16,642
Dividends to common stockholders	—	—	—	—	(16,294)	—	—	(16,294)
Exchange of Cantor Units for Newmark Class A common stock, 7,221,277 shares	72	—	90,030	—	—	—	(90,102)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(14,200)	(14,200)
Grant of exchangeability, redemption and issuance of Class A common stock, 8,557,739 shares	117	—	91,917	—	—	—	35,798	127,832
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,811)	—	—	—	(202)	(2,013)
Repurchase of 10,839,674 shares of Class A Common Stock	—	—	—	(105,039)	—	—	(20,484)	(125,523)
Forfeiture of Class A common stock, 93,665 shares	—	—	23	(941)	—	—	(172)	(1,090)
Restricted stock units compensation	—	—	29,907	—	—	—	5,663	35,570
Other	—	—	2,611	(243)	—	—	432	2,800
Balance, September 30, 2025	$2,434	$212	$965,678	$(852,154)	$1,249,200	$2,585	$251,956	$1,619,911

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.06	$0.03	$0.15	$0.09
Dividends declared and paid per share of common stock	$0.06	$0.03	$0.15	$0.09
The accompanying Notes to the Condensed Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$99,019	$72,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(86,394)	(77,432)
Depreciation and amortization	137,276	134,429
Provision (benefit) for credit losses on the financial guarantee liability	4,926	5,172
Provision (reversal) for doubtful accounts	5,224	8,116
Equity-based compensation and allocation of net income to limited partnership units and FPUs	196,892	215,610
Employee loan amortization and other non-cash compensation expense	110,294	111,213
Deferred tax provision (benefit)	(4,996)	(10,105)
Non-cash changes in acquisition related earn-outs	598	587
Unrealized (gains) on loans held for sale	5,835	(32,088)
Loan originations—loans held for sale	(7,668,164)	(7,163,694)
Loan sales—loans held for sale	7,253,553	6,570,479
Other	602	5,224
Consolidated net income (loss), adjusted for non-cash and non-operating items	54,665	(160,471)
Changes in operating assets and liabilities:
Receivables, net	(102,905)	11,646
Loans, forgivable loans and other receivables from employees and partners, net	(111,945)	(177,316)
Right-of-use assets	15,541	31,082
Receivable from related parties	—	326
Other assets	(55,609)	(50,714)
Accrued compensation	(1,663)	(105,836)
Right-of-use liability	(19,599)	(35,275)
Accounts payable, accrued expenses and other liabilities	41,490	35,257
Payables to related parties	4,604	4,786
Net cash provided by (used in) operating activities	(175,421)	(446,515)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	(33,904)	—
Purchase of non-marketable investments	(500)	—
Payments for convertible debt and other contract assets	(72,100)	—
Payments for loans held for investments, net	(34,650)	—
Purchases of fixed assets	(47,203)	(19,678)
Purchase of restricted short-term investments	(253,204)	(215,282)
Proceeds from maturity of restricted short-term investments	243,000	105,000
Net cash provided by (used in) investing activities	(198,561)	(129,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	7,668,164	7,163,694
Principal payments on warehouse facilities	(7,251,499)	(6,567,613)
Proceeds from repurchase agreement	28,000	—
Borrowing of debt	335,000	420,000
Repayment of debt	(130,000)	(345,000)
Treasury stock repurchases	(210,528)	(125,523)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(29,209)	(27,985)
Dividends to stockholders	(27,067)	(16,294)
Payments on acquisition earn-outs	—	(943)
Deferred financing costs	(965)	(1,682)
Net cash provided by (used in) financing activities	381,896	498,654
Net increase (decrease) in cash and cash equivalents and restricted cash	7,914	(77,821)
Cash and cash equivalents and restricted cash at beginning of period	233,906	304,865
Cash and cash equivalents and restricted cash at end of period	$241,820	$227,044

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,779	$53,778
Taxes	$42,689	$31,884
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$61,986	$69,991
Deferred tax asset	$—	$20,601
Tax Receivable Agreement liability	$—	$17,511
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

(b)    Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under Accounting Standards Codification (“ASC”) 280. Newmark adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. Refer to Note 3 — “Summary of Significant Accounting Policies” for Newmark’s segment information disclosures. The adoption of this guidance did not have an impact on the accompanying unaudited condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard, which is optional, addresses challenges faced by stakeholders when applying ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Newmark adopted the standard on the required effective date beginning on January 1, 2026 using a prospective method. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2026, the Exchange Ratio equaled 0.9264.

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

General
Certain of the limited partnership interests, as described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Newmark Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2026 are exchangeable for up to 19.0 million shares of Newmark Class B common stock, which are convertible into Newmark Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of September 30, 2026, the Exchange Ratio equaled 0.9264.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes made to Newmark’s significant accounting policies during the three and nine months ended September 30, 2026.

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

	September 30, 2026	December 31, 2025
Restricted cash	$1,837	$4,797
Restricted short-term investments	129,426	115,379
Restricted cash and short-term investments	$131,263	$120,176

Restricted cash and short-term investments had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
Restricted cash	$1,837	$1,837
Restricted short-term investments (greater than three months maturity)	129,426	129,610
September 30, 2026	$131,263	$131,447

Restricted cash	4,797	4,797
Restricted short-term investments (greater than three months maturity)	115,379	116,175
December 31, 2025	$120,176	$120,972

The Company’s restricted short-term investments in U.S. Treasury Bills are classified as Level 1 in the fair value hierarchy. Fair value is determined using quoted prices from active markets. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2026 and 2025, respectively.

Cash and cash equivalents and restricted cash on the accompanying unaudited condensed consolidated statements of cash flows consisted of the following (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$239,983	$224,091
Restricted Cash	1,837	2,953
Cash and cash equivalents and restricted cash	$241,820	$227,044

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH program. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. Newmark also uses this model to reserve for any expected credit loss related to loans held for investment, net under its Multifamily Bridge Program. As of September 30, 2026, the reserve related these loans was de minimis. During the three and nine months ended September 30, 2026, there was an increase in the CECL related balance of $0.1 million and $4.9 million, respectively. During the three and nine months ended September 30, 2025, there was an increase in the CECL related balance of $1.7 million and $5.2 million, respectively. The balance of the financial guarantee liabilities was $35.5 million and $30.6 million as of September 30, 2026 and December 31, 2025, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, Management Services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and nine months ended September 30, 2026, there was an increase (decrease) in the CECL related provision of $(0.5) million and $(2.0) million, respectively. During the three and nine months ended September 30, 2025, there was a decrease in the CECL related provision of $1.2 million and $2.0 million, respectively. The balance of the reserve was $5.4 million and $7.4 million as of September 30, 2026 and December 31, 2025, respectively, and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both September 30, 2026 and December 31, 2025, the balance of this reserve was $8.8 million and was included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Multifamily Bridge Program
Newmark provides short-term financing solutions, interim capital needs and pathways to long-term agency financing for qualifying multifamily borrowers seeking to transition into permanent financing through Fannie Mae, Freddie Mac or FHA lending programs. As part of this program, on August 27, 2026, Newmark entered into a Repurchase Agreement by and among BPF WIN-1 LLC, as sellers, and Bank of America, N.A., as buyers and administrative agent. The Repurchase Agreement provides for a $300.0 million facility amount. Borrowings underlying this arrangement are secured by loans held for investment, net. Financing from the Repurchase Agreement is limited to 75% to 80% of the gross loan amount. Any existing draws on the Repurchase Agreement will have a maturity date that coincides with the maturity of the loan. As of September 30,

2026, there was $28.0 million of borrowing outstanding included in “Accounts payable, accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets. The borrowing rates on the Repurchase Agreement are based on short-term SOFR plus an applicable spread specified in the fee letter of each loan closing. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

Newmark recognizes the program’s bridge loans as loans held for investment, net at amortized cost, and are included in Other assets on the unaudited condensed consolidated balance sheets. The initial maturity of these loans is approximately one year. The company holds $34.7 million of loans as of September 30, 2026. These loans are carried net of the origination fee, which is amortized over the life of the loan into interest income. The interest rate on loans held for investment, net is based on an adjustable rate and therefore the carrying value of loans held for investment, net approximates fair value. The company evaluated the fair value of the loans held for investment, net in accordance with ASC 825. These valuations are considered Level 2 in the fair value hierarchy. Newmark reserves for any expected credit loss related to loan held for investments, net using the methodology described above for financial guarantee liability.

Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, mark-to-market gains or losses on marketable and non-marketable investments, recoveries from forfeited shares of restricted Newmark Class A common stock, and settlements from litigation unrelated to our operations. Other income (loss), net was $1.2 million and $42.0 million of income for the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $43.0 million of income for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026, the income primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock. For the three and nine months ended September 30, 2025, the income primarily included net $42.3 million received from insurers pursuant to the previously disclosed settlement of a stockholder derivative litigation.

Segment and Geographic Information:

Segment Information
Newmark’s operations consist of one reportable segment, real estate services, as the Company is managed on a consolidated basis. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. As of September 30, 2026, the Company has identified the Chief Executive Officer as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business. The chief operating decision maker also uses revenues to allocate resources and compensation. The unaudited condensed consolidated statements of operations reflect the same level of significant expense categories regularly provided to the chief operating decision maker for decision-making purposes. The revenues, expenses, and consolidated net income for the reportable segment are the same as those presented on the consolidated statements of operations. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.

Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$848,729	$756,928	$2,353,274	$1,998,576
U.K.	61,122	61,242	180,032	165,858
Other (1)	63,344	45,290	174,828	123,632
Revenues	$973,195	$863,460	$2,708,134	$2,288,066
(1) Other includes Asia, Other Europe and Other Americas.

(4)    Acquisitions

On March 2, 2026, Newmark completed the acquisition of Altus Appraisal, a Canada-based appraisals business.

On July 1, 2026, Newmark completed the acquisition of einwert GmbH, a Germany-based real estate valuations and technology business.

On August 4, 2026, Newmark completed the acquisition of L+P Immobilienbewertungs GmbH, a Germany-based real estate valuations and technology business.

On September 1, 2026, Newmark completed the acquisition of Altus Advisory, a Canada-based development advisory business.

The following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisitions that occurred in 2026:

As of the Acquisition Date
Purchase Price
Cash	$34,631
Total	$34,631

Allocations
Cash	$1,767
Goodwill	9,770
Other intangible assets, net	17,541
Receivables, net	17,636
Fixed assets, net	1,333
Other assets	2,520
ROU assets	2,662
ROU liabilities	(2,662)
Other deferred liabilities	(1,906)
Accounts payable, accrued expenses and other liabilities	(14,030)
Total	$34,631

The total consideration for the acquisitions during the nine months ended September 30, 2026, was $34.6 million in total fair value comprising of cash. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $9.8 million.

These acquisitions were accounted for using the acquisition method of accounting. The results of operations of the acquisition have been included on the accompanying consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $2.6 million to Newmark’s revenues for the nine months ended September 30, 2026.

On October 3, 2025, Newmark completed the acquisition of Real Foundations and its subsidiaries, a U.S.-based professional services firm.

On November 24, 2025, Newmark completed the acquisition of Catella Valuation Advisors SAS, a France-based real estate valuation and advisory firm.

The following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisitions that occurred in 2025:

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

These acquisitions were accounted for using the acquisition method of accounting. The results of operations of the acquisition have been included on the accompanying consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $15.1 million to Newmark’s revenues for the year ended December 31, 2025.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income (loss) available to common stockholders	$48,933	$46,154	$83,050	$58,209
Basic weighted-average shares of common stock outstanding	179,834	177,230	180,297	177,717
Basic earnings per share	$0.27	$0.26	$0.46	$0.33

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$48,933	$46,154	$83,050	$58,209
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	18,418	17,829	31,050	21,876
Net income (loss) for fully diluted shares	$67,351	$63,983	$114,100	$80,085
Weighted-average shares:
Common stock outstanding	179,834	177,230	180,297	177,717
Partnership units(1)	68,760	68,316	68,621	70,549
RSUs (Treasury stock method)	3,791	5,714	4,202	4,576
Newmark exchange shares	325	414	356	337
Fully diluted weighted-average shares of common stock outstanding	252,710	251,674	253,476	253,179
Fully diluted earnings per share	$0.27	$0.25	$0.45	$0.32
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and nine months ended September 30, 2026, 1.0 million and 0.9 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For both the three and nine months ended September 30, 2025, 43.6 thousand potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Purchases

As of September 30, 2026, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Newmark Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares outstanding at beginning of period	159,286,586	154,352,509	160,656,704	149,506,832
Share issuances:
LPU redemption/exchange	2,196,191	2,675,722	9,228,121	15,726,341
Issuance of Class A common stock for Newmark RSUs	481,636	463,605	2,081,182	2,635,130
Other	(146,941)	—	218,960	463,207
Treasury stock repurchases	(3,930,863)	—	(14,298,358)	(10,839,674)
Shares outstanding at end of period	157,886,609	157,491,836	157,886,609	157,491,836

Class B Common Stock
Each share of Newmark Class B common stock is entitled to 10 votes and is convertible at any time into one share of Newmark Class A common stock.

As of both September 30, 2026 and December 31, 2025, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On February 18, 2026, Newmark’s Board increased Newmark’s share repurchase and unit redemption authorization to $400.0 million.

From time to time, Newmark may repurchase shares and/or purchase units. During the three and nine months ended September 30, 2026, Newmark repurchased 3.9 million and 14.3 million, respectively, shares of Newmark Class A common stock at an average price of $15.11 per share and $14.72 per share, respectively. During the three months ended September 30, 2025, Newmark did not make any repurchases of shares. During the nine months ended September 30, 2025, Newmark repurchased 10.8 million shares of Class A common stock at an average price of $11.58 per share. There were no units repurchased during both the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, Newmark had $189.5 million remaining under its Share Repurchase and Unit Purchase Authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the nine months ended September 30, 2026 were as follows (in thousands, except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2026 - March 31, 2026	9,379,317	$14.54
April 1, 2026 - June 30, 2026	988,178	$14.97
July 2026	300,000	$14.89
August 2026	3,589,415	$15.14
September 2026	41,448	$14.19
Total Repurchases	14,298,358	$14.72	$189,472

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	September 30, 2026	December 31, 2025
Balance at beginning of period:	$12,049	$13,900
Income allocation	789	1,620
Distributions of income	(1,612)	(1,527)
Issuance and other	(873)	(1,944)
Balance at end of period	$10,353	$12,049

(7)    Investments

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

The carrying values of these investments were $4.6 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2026, the Company made investments of $0.5 million, Newmark did not make investments during the three months ended September 30, 2026. Newmark did not make investments during the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2026, Newmark did not recognize realized and unrealized gains (losses) related to these investments. For the three and nine months ended September 30, 2025, Newmark did not recognize any realized gains (losses) and recognized unrealized gains (losses) related to these investments of $0.0 million and $(0.2) million, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the Agencies. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2026 and December 31, 2025, Newmark had met all capital requirements. As of September 30, 2026 and December 31, 2025, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $351.0 million and $386.7 million, respectively, as of September 30, 2026 and December 31, 2025.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under a legacy credit risk Freddie Mac TAH program that is no longer active. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans under this program serviced by Newmark. Management believes that, as of September 30, 2026 and December 31, 2025, Newmark had met all liquidity requirements.

In addition, as a servicer for the Agencies, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Furthermore, we act as master servicer on a private CMBS securitization where we are required to advance property protective advances, with reimbursement generally within 120 days. Outstanding borrower advances were $3.9 million and $5.8 million as of September 30, 2026 and December 31, 2025, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	September 30, 2026	December 31, 2025
Cost Basis	$1,327,913	$901,132
Fair Value	1,322,078	913,302

As of September 30, 2026 and December 31, 2025, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed Forward Sales Contracts for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both September 30, 2026 and December 31, 2025, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income on loans held for sale	$11,961	$14,116	$32,733	$31,414
Gains (losses) recognized on change in fair value on loans held for sale	(20,604)	(7,105)	(5,835)	32,088

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	September 30, 2026			December 31, 2025
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$3,371	$5,794	$159,431	$3,241	$607	$110,013
Forward Sales Contracts	33,043	447	1,487,344	2,799	1,809	1,011,144
Total	$36,414	$6,241	$1,646,775	$6,040	$2,416	$1,121,157
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital Markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.2 million and $0.7 million of expenses for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.8 million of expenses for the nine months ended September 30, 2026 and 2025, respectively, which expenses are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital Markets	(4,355)	4,661	(1,381)	8,422
Rate lock commitments	Compensation and employee benefits	(206)	(697)	(1,042)	(1,799)
Forward Sale Contracts	Capital Markets	30,406	1,158	32,596	(12,032)
Total		$25,845	$5,122	$30,173	$(5,409)

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

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Leasing and Other Commissions	$308,648	$244,008	$836,709	$689,344
Investment sales	171,855	159,860	477,120	359,341
Mortgage brokerage and debt placement	50,471	68,834	152,237	171,156
Management Services	299,459	242,250	846,730	690,974
Total	$830,433	$714,952	$2,312,796	$1,910,815
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$36,719	$40,508	$92,456	$86,657
Loan originations related fees and sales premiums, net	29,156	32,123	78,081	81,151
Servicing fees and other	76,887	75,877	224,801	209,443
Total	$973,195	$863,460	$2,708,134	$2,288,066
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at September 30, 2026 and December 31, 2025 was $0.8 million and $1.4 million, respectively. For the three and nine months ended September 30, 2026, Newmark recorded deferred revenue of $0.4 million and $0.6 million, respectively, and recognized revenue of $0.5 million and $1.2 million, respectively, that was recorded as deferred revenue in a previous period. For the three and nine months ended September 30, 2025, Newmark recorded deferred revenue of $0.2 million and $0.4 million, respectively, and recognized revenue of $0.6 million and $1.0 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of September 30, 2026 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $151.4 million, collectively. Over half of the remaining performance obligations as of September 30, 2026 are scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of September 30, 2026 are as follows (in thousands):

2026	$44,516
2027	64,408
2028	32,592
2029	9,913
2030	—
Thereafter	—
Total	$151,429

(12)    Capital Markets

Capital Markets revenues are derived from the following activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Sales	$171,855	$159,860	$477,120	$359,341
Fair Value of Expected Net Future Cash Flows from Servicing Recognized at Commitment, Net	36,719	40,508	92,456	86,657
Loan Originations Related Fees and Sales Premiums, Net	29,156	32,123	78,081	81,151
Mortgage Brokerage and Debt Placement	50,471	68,834	152,237	171,156
Total	$288,201	$301,325	$799,894	$698,305

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2026	2025	2026	2025
Beginning Balance	$513,971	$502,022	$520,405	$520,487
Additions	32,061	38,425	86,394	77,432
Amortization	(32,192)	(30,143)	(92,959)	(87,615)
Ending Balance	$513,840	$510,304	$513,840	$510,304

Valuation Allowance
Beginning Balance	$(980)	$(2,031)	$(2,411)	$(2,908)
Decrease (increase)	980	(173)	2,411	704
Ending Balance	$—	$(2,204)	$—	$(2,204)
Net Balance	$513,840	$508,100	$513,840	$508,100

Servicing fees are included in “Management Services, Servicing Fees and Other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing fees	$49,898	$46,358	$147,590	$136,224
Escrow interest and placement fees	13,747	14,533	39,996	39,267
Ancillary fees	1,283	871	4,482	2,538
Total	$64,928	$61,762	$192,068	$178,029

 Newmark’s primary servicing portfolio as of September 30, 2026 and December 31, 2025 was $85.8 billion and $75.3 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of September 30, 2026 and December 31, 2025 was $2.6 billion and $3.6 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.6 billion and $1.6 billion at September 30, 2026 and December 31, 2025, respectively.

The estimated fair value of the MSRs as of September 30, 2026 and December 31, 2025 was $696.6 million and $666.2 million, respectively.

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

The discount rates used in measuring fair value for the nine months ended September 30, 2026 and year ended December 31, 2025 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.3 million and $31.9 million, respectively, as of September 30, 2026, and by $16.2 million and $31.7 million, respectively, as of December 31, 2025.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2025	$770,886
Acquisitions	19,810
Divestiture	(4,001)
Measurement period and currency translation adjustments	15,345
Balance, December 31, 2025	$802,040
Acquisitions	9,770
Measurement period and currency translation adjustments	(3,478)
Balance, September 30, 2026	$808,332

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2025, which did not result in a goodwill impairment.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	100,741	(49,964)	50,777	8.4
Non-contractual customers	24,031	(19,384)	4,647	3.2
Trademark and trade names	13,111	(12,827)	284	0.0
Non-compete agreements	12,429	(10,301)	2,128	3.1
Technology	9,800	(3,512)	6,288	8.7
Other	1,726	(1,447)	279	4.2
Total	$180,078	$(97,435)	$82,643	7.9

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Contractual customers	84,554	(42,748)	41,806	11.4
Non-contractual customers	24,031	(18,465)	5,566	4.0
Trademark and trade names	12,959	(12,659)	300	0.8
Non-compete agreements	12,496	(9,380)	3,116	3.2
Technology	9,800	(2,622)	7,178	9.0
Other	1,551	(1,421)	130	5.0
Total	$163,631	$(87,295)	$76,336	9.9

Intangible amortization expense was $3.3 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively, and $10.9 million and $12.0 million for the nine months ended September 30, 2026 and 2025, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of September 30, 2026 was as follows (in thousands):

2026	$3,427
2027	11,766
2028	7,751
2029	6,123
2030	3,993
Thereafter	31,343
Total	$64,403

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements, furniture and fixtures, and other fixed assets	$284,134	$266,585
Software, including software development costs	87,224	76,567
Computer and communications equipment	50,872	45,117
Total, cost	422,230	388,269
Accumulated depreciation and amortization	(254,841)	(231,779)
Total, net	$167,389	$156,490

Depreciation expense was $10.6 million and $9.9 million for the three months ended September 30, 2026 and 2025, respectively, and $35.8 million and $35.5 million for the nine months ended September 30, 2026 and 2025, respectively. Newmark recorded impairment charges of $0.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $5.9 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs were $2.3 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, and $10.9 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of software development costs totaled $2.4 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $6.9 million and $6.0 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.
(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to sixteen years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2026.

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

Total lease liability as of September 30, 2026 was $521.7 million, of which $232.8 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of September 30, 2026 amounting to approximately $160.2 million.

Total lease liability as of December 31, 2025 was $538.6 million, of which $304.1 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of December 31, 2025 amounting to approximately $157.2 million.

Operating lease costs were $20.9 million and $30.0 million for the three months ended September 30, 2026 and 2025, respectively, and $80.7 million and $101.0 million for the nine months ended September 30, 2026 and 2025, respectively, and are included in “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the nine months ended September 30, 2026 and 2025 included payments of $82.3 million and $101.1 million for operating lease liabilities, respectively. As of both September 30, 2026 and December 31, 2025, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended September 30, 2026 and 2025, Newmark had short-term lease expense of $1.3 million and $0.4 million, respectively. For the nine months ended September 30, 2026 and 2025, Newmark had short-term lease expense of $2.4 million and $1.1 million, respectively. For the three months ended September 30, 2026 and 2025, Newmark had sublease income of $0.9 million and $1.3 million, respectively. For the nine months ended September 30, 2026 and 2025, Newmark had sublease income of $2.8 million and $3.2 million, respectively. For the three and nine months ended September 30, 2026 and 2025, there were no lease impairment charges.

The weighted-average discount rate as of September 30, 2026 and December 31, 2025 was 5.40% and 5.27%, respectively, and the remaining weighted-average lease term was 6.2 years and 6.1 years, respectively.

As of September 30, 2026 and December 31, 2025, Newmark had operating lease Right-of-use assets of $434.9 million and $447.8 million, respectively, and operating lease Right-of-use liabilities of $95.0 million and $101.4 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $426.6 million and $437.2 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, was $44.3 million and $47.4 million for the three months ended September 30, 2026 and 2025, respectively, and $135.2 million and $135.4 million for the nine months ended September 30, 2026 and 2025, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2041. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

September 30, 2026
2026	$31,009
2027	114,472
2028	107,050
2029	87,758
2030	74,020
Thereafter	222,210
Total lease payments	$636,519
Less: Interest	123,659
Present value of lease liability	$512,860

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Derivative assets	$36,414	$6,040
Prepaid expenses	78,484	74,495
Rent and other deposits	25,992	23,495
Loans held for investment, net	34,650	—
Other	24,997	10,020
Total	$200,537	$114,050
Other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred tax assets (1)	$106,621	$101,749
Convertible debt and other contract assets (2)	72,100	—
Non-marketable investments	4,645	4,145
Other tax receivables	19,100	10,966
Advances on long-term contracts	3,381	4,345
Other	22,203	30,091
Total	$228,050	$151,296
(1) Deferred tax assets includes $19.5 million of a tax receivable relating to the Tax Receivable Agreement with Cantor. There is an offsetting related liability to Cantor of $17.5 million included in other long-term liabilities on the unaudited condensed consolidated balance sheets.
(2) During the nine months ended September 30, 2026, Newmark entered into relationships with various third parties which resulted in the recording of convertible debt and contract assets as other long-term assets in the unaudited condensed consolidated balance sheets. These assets are held at cost in accordance with applicable accounting guidance. As of September 30, 2026, this balance included $22.1 million of convertible debt. The company evaluated the fair value of the convertible debt in accordance with ASC 825. The fair value of these assets approximates cost as of September 30, 2026.

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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2026	Balance at December 31, 2025	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 4, 2027	$450,000	$300,000	$291,996	$129,645	120 bps	Variable
Warehouse facility due September 25, 2027	200,000	200,000	224,874	232,356	120 bps	Variable
Warehouse facility due October 3, 2026 (1)(2)(3)	800,000	600,000	761,598	334,642	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	500,000	30,637	195,796	115 bps	Variable
Total	$1,450,000	$1,600,000	$1,309,105	$892,439
(1) The warehouse line was renewed on October 3, 2026. The maturity date was extended to October 2, 2027.

(2) The warehouse line was temporarily increased by $400.0 million on December 1, 2025. The temporary increase expired on January 30, 2026.

(3) The stated spread to one month SOFR was lowered to 120 bps effective January 30, 2026.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both September 30, 2026 and December 31, 2025.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
7.500% Senior Notes	$597,508	$596,746
Credit Facility	280,000	75,000
Long-term debt	877,508	671,746
Total corporate debt	$877,508	$671,746

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal balance	$600,000	$600,000
Less: debt issue cost	2,492	3,254
Total	$597,508	$596,746

As of September 30, 2026 and December 31, 2025, the fair value of the 7.500% Senior Notes, based on Level 2 inputs, was $613.1 million and $644.2 million, respectively. The Company’s debt instruments are classified as Level 2 in the fair value hierarchy. Fair value is determined using a market approach based on observable market inputs, including benchmark interest rates and credit spreads obtained from third-party pricing services. No significant adjustments were made to these inputs. There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2026 and 2025, respectively.

Interest expense and amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$11,250	$11,250	$33,750	$33,750
Debt issue cost amortization	270	268	807	805
Total	$11,520	$11,518	$34,557	$34,555

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of September 30, 2026, Newmark had $50.0 million remaining under its debt repurchase authorization.

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Agreement provided for a $250.0 million three-year unsecured senior revolving credit facility.

On April 17, 2026, Newmark amended and restated the Credit Agreement, which among other things, increased its revolving Credit Facility to $900.0 million and extended the maturity date to April 17, 2030. The Company has the right to increase the Credit Facility to up to $1.1 billion, subject to certain conditions being met. As of September 30, 2026, the total amount available to the Company under the Credit Facility was $620.0 million.

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

As of September 30, 2026, there were $280.0 million of borrowings outstanding under the Credit Facility. As of September 30, 2026, borrowings under the Credit Facility carried an interest rate of 5.28%, with a weighted-average interest rate of 5.28% for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, there were $335.0 million of borrowings and $130.0 million of repayments. As of December 31, 2025, there were $75.0 million of borrowings under the Credit Facility. As of December 31, 2025, borrowings under the Credit Facility carried an interest rate of 5.33%, with a weighted-average interest rate of 5.84% for the year ended December 31, 2025. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense, amortization of debt issue costs, and unused facility fee of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$3,914	$3,367	$9,195	$9,249
Debt issue cost amortization	402	354	1,158	1,063
Unused facility fee	266	199	824	618
Total	$4,582	$3,920	$11,177	$10,930

Cantor Credit Agreement

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2026 and December 31, 2025, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both September 30, 2026 and December 31, 2025.

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

At September 30, 2026, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $38.3 billion with a maximum potential loss of approximately $12.1 billion. At December 31, 2025, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $36.2 billion with a maximum potential loss of approximately $11.4 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. Newmark’s provision for expected credit losses also includes estimates related to loans held for investment. During the three and nine months ended September 30, 2026, there were increases in the provision for expected credit losses of $37.0 thousand and $4.9 million, respectively. During the three and nine months ended September 30, 2025, there were increases in the provision for expected credit losses of $1.7 million and $5.2 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of September 30, 2026, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.0 million. Proceeds from the liquidation of the asset were estimated to be approximately $6.3 million based on Newmark’s current estimate of fair value. No loss is expected for Newmark.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2025	$26,315
Provision for expected credit losses	4,295
Balance, December 31, 2025	$30,610
Provision for expected credit losses	4,926
Balance, September 30, 2026	$35,536

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and a legacy credit risk Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of September 30, 2026, 17% and 12% of the $12.1 billion maximum loss exposure was for properties located in California and Texas, respectively. As of December 31, 2025, 16% and 12% of $11.4 billion of the maximum loss exposure was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.5 billion and $1.3 billion, as of September 30, 2026 and December 31, 2025, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Loans held for sale, at fair value	$—	$1,322,078	$—	$1,322,078
Rate lock commitments	—	—	3,371	3,371
Forward Sales Contracts	—	—	33,043	33,043
Total	$—	$1,322,078	$36,414	$1,358,492
Liabilities:
Contingent consideration	$—	$—	$19,430	$19,430
Rate lock commitments	—	—	5,794	5,794
Forward Sales Contracts	—	—	447	447
Total	$—	$—	$25,671	$25,671

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Loans held for sale, at fair value	$—	$913,302	$—	$913,302
Rate lock commitments	—	—	3,241	3,241
Forward Sales Contracts	—	—	2,799	2,799
Total	$—	$913,302	$6,040	$919,342
Liabilities:
Contingent consideration	$—	$—	$22,652	$22,652
Rate lock commitments	—	—	607	607
Forward Sales Contracts	—	—	1,809	1,809
Total	$—	$—	$25,068	$25,068

There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2026 and 2025, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of September 30, 2026
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,241	$3,371	$—	$(3,241)	$3,371	$3,371
Forward Sales Contracts	2,799	33,043	—	(2,799)	33,043	33,043
Total	$6,040	$36,414	$—	$(6,040)	$36,414	$36,414

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$22,652	$(3,397)	$818	$(643)	$19,430	$(3,397)
Rate lock commitments	607	5,794	—	(607)	5,794	5,794
Forward Sales Contracts	1,809	447	—	(1,809)	447	447
Total	$25,068	$2,844	$818	$(3,059)	$25,671	$2,844

	As of December 31, 2025
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$1,010	$3,241	$—	$(1,010)	$3,241	$3,241
Forward Sales Contracts	7,491	2,799	—	(7,491)	2,799	2,799
Total	$8,501	$6,040	$—	$(8,501)	$6,040	$6,040

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$21,935	$1,360	$—	$(643)	$22,652	$1,360
Rate lock commitments	1,350	607	—	(1,350)	607	607
Forward Sales Contracts	3,253	1,809	—	(3,253)	1,809	1,809
Total	$26,538	$3,776	$—	$(5,246)	$25,068	$3,776

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2026
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$19,430	Discount rate	0.0% - 8.0%	(1)	4.5%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.4%

Derivative assets and liabilities:
Forward Sales Contracts	$33,043	$447	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,371	$5,794	Counterparty credit risk	N/A		N/A

As of December 31, 2025
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$22,652	Discount rate	0.0% - 8.0%	(1)	3.7%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward Sales Contracts	$2,799	$1,809	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,241	$607	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of September 30, 2026 and December 31, 2025 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2026 and December 31, 2025, the present value of expected payments related to Newmark’s contingent consideration was $19.4 million and $22.7 million, respectively (see Note 28 — “Commitments and Contingencies”). As of September 30, 2026 and December 31, 2025, the undiscounted value of the payments, assuming that all contingencies are met, would be $21.6 million and $25.5 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $4.6 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $9.2 million and $8.2 million for the three months ended September 30, 2026 and 2025, respectively, and $25.8 million and $25.5 million for the nine months ended September 30, 2026 and 2025, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2026 and December 31, 2025, the aggregate balance of employee loans was $887.5 million and $862.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $32.5 million and $33.5 million for the three months ended September 30, 2026 and 2025, respectively, and $86.7 million and $90.2 million for the nine months ended September 30, 2026 and 2025, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations. The accompanying unaudited condensed consolidated statements of cash flows also include other non-cash compensation expense in addition to employee loan amortization.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively, which were included as part of “Management Services, Servicing Fees and Other” on the accompanying unaudited condensed consolidated statements of operations.

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

Barry M. Gosin, Chief Executive Officer

On August 17, 2026, the Company repurchased an aggregate of 3,571,183 shares of its Class A common stock beneficially owned by Mr. Gosin. The sale price per share was the closing price per share of a share of the Class A common stock on the Nasdaq Global Select Market on August 17, 2026. The transaction was approved by the Audit Committee and Compensation Committee of the Company pursuant to the Company’s stock buyback authorization and was exempt pursuant to Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

On August 6, 2026, Mr. Gosin entered into the 2026 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings, which amends and restates in its entirety the 2024 Gosin Employment Agreement. The 2026 Gosin Employment Agreement was approved by the Board and the Compensation Committee of the Company.

Pursuant to the 2026 Gosin Employment Agreement, Mr. Gosin’s term of employment will be extended through December 31, 2029 (unless terminated earlier as set forth below). Mr. Gosin will continue as Chief Executive Officer of the Company through December 31, 2026, after which he will continue as Chairman of Newmark & Co. through at least December

31, 2027 with such duties and responsibilities as determined by the Board, for a period of time through no later than December 31, 2029, provided that, subject to the foregoing, the Board in its discretion may remove any such titles or operational roles from Mr. Gosin on and following January 1, 2027 and may terminate his amended and restated employment agreement prior to December 31, 2029 as provided for therein.

For 2027 through 2029, Mr. Gosin will receive $5,000,000 in aggregate annual compensation while employed (comprised of a $1,000,000 base salary and a $4,000,000 cash bonus) and shall be eligible for additional compensation and commissions at the discretion of the Company and all such commissions must be approved by the Compensation Committee. Pursuant to the 2026 Gosin Employment Agreement, the Board may also remove his role or terminate his services prior to December 31, 2029 while continuing to compensate him through that date or convert his role to a non-employee consulting arrangement at an annualized rate of $5,000,000 on substantially similar terms. However, the Company may terminate the 2026 Gosin Employment Agreement prior to December 31, 2029 for Cause (as defined in the 2026 Gosin Employment Agreement, which definition is substantially identical to that in the 2024 Gosin Employment Agreement) or due to Mr. Gosin’s death or disability. Mr. Gosin’s post-employment Non-Compete Payments (as defined in the 2024 Gosin Employment Agreement) will no longer be payable to him.

Under the 2026 Gosin Employment Agreement, the Permitted Activities provisions (as defined in the 2024 Gosin Employment Agreement) are modified to (i) permit Mr. Gosin to invest alongside outside investors via a fund raised by him alone or with others (excluding anyone employed or retained by, or otherwise associated with, the Company of any of its affiliates without Board consent), (ii) provide that Mr. Gosin may invest in institutional real estate funds except where he knew or, after reasonable due diligence should have known, that such fund is owned, controlled, or managed by the Company’s brokerage competitors, and (iii) require Mr. Gosin to offer the Company the opportunity to service associated properties, replacing the prior requirement to offer the Company up to a 50% partnership interest in such investments. All other material terms of the 2024 Gosin Employment Agreement remain unchanged.

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

Michael J. Rispoli, Chief Financial Officer

On September 16, 2026, the Company repurchased an aggregate of 25,000 shares of its Class A common stock beneficially owned by Mr. Rispoli. The sale price per share was the closing price per share of a share of the Class A common stock on the Nasdaq Global Select Market on September 16, 2026. The transaction was approved by the Audit Committee and Compensation Committee of the Company pursuant to the Company’s stock buyback authorization and was exempt pursuant to Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

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

Stephen M. Merkel, Chairman of the Board of Directors and Chief Legal Officer

On August 27, 2026, the Company granted Mr. Merkel 41,963 shares of Class A common stock following the redemption and cancellation of non-exchangeable limited partnership interests of Newmark Holdings held by him. The grant and withholding were approved by the Compensation Committee and are exempt pursuant to Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

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

Luis Alvarado, Chief Operating Officer
On September 16, 2026, the Company repurchased an aggregate of 16,448 shares of its Class A common stock beneficially owned by Mr. Alvarado. The sale price per share was the closing price per share of a share of the Class A common stock on the Nasdaq Global Select Market on September 16, 2026. The transaction was approved by the Audit Committee and Compensation Committee of the Company pursuant to the Company’s stock buyback authorization and was exempt pursuant to Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

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

(e)     Other Related Party Transactions

There were no receivables from related parties as of September 30, 2026 and December 31, 2025. Payables to related parties were $6.4 million as of September 30, 2026 and $1.8 million as of December 31, 2025.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. As of September 30, 2026, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

In June 2024, Cantor entered into an arrangement to the sublease effective as of February 14, 2024 and shall expire on April 29, 2032, of approximately 6,200 of rentable square feet in San Francisco, California. As of September 30, 2026 the sublease was provided for a rate of approximately $37,000 per month. For the nine months ended September 30, 2026, Newmark received $0.3 million from Cantor.

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

Referral Payments

On July 28, 2026, the Audit Committee of the Company authorized the payment to Cantor Realty Capital Advisors, L.P. of a fee equal to twenty-five percent (25%) of the total gross commissions paid to the Company in connection with leasing advisory services provided by the Company to a third-party client.

On January 30, 2025, the Audit Committee authorized one or more subsidiaries of Newmark to receive from CF&Co, or an affiliate thereof, a referral fee payment equal to 0.25% of the notional value of a certain pool of loans previously sold by a third-party Newmark client, to a Cantor subsidiary in connection with Newmark’s referral of such loans to Cantor.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9264 as of September 30, 2026. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

This transaction is expected to result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo and thereby reduce the amount of tax that Newmark would otherwise be required to pay in the future. The Tax Receivable Agreement that Newmark entered with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Newmark actually realizes as a result of the transaction. As of September 30, 2026, there was a $19.5 million tax receivable balance included in Other assets and a $17.5 million liability to Cantor included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2026, there were 215,560 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of September 30, 2026.

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

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$288,816	$259,371
Outside broker payable	73,568	60,030
Payroll taxes payable	157,458	146,530
Corporate taxes payable	648	2,562
Repurchase Facility	28,000	—
Derivative liability	6,241	2,416
Right-of-use liabilities	95,027	101,385
Total	$649,758	$572,294

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$109,875	$116,583
Payroll and other taxes payable	47,598	45,720
Financial guarantee liability	35,536	30,610
Deferred rent	3,660	6,337
Contingent consideration	19,430	22,652
Payable related to Tax Receivable Agreement (1)	17,511	17,511
Other	23,100	12,094
Total	$256,710	$251,507
(1) There is an offsetting related deferred tax asset of $19.5 million included in other assets on the unaudited condensed consolidated balance sheets.

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, which have been registered on Forms S-8. On October 17, 2024, at the annual meeting of stockholders, the stockholders approved amending and restating the Equity Plan to, among other things, increase from 400.0 million to 500.0 million the aggregate number of shares of Newmark Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. On October 18, 2024, Newmark registered an additional 100.0 million shares on Form S-8. As of September 30, 2026, an aggregate of 500.0 million shares were registered on Forms S-8. As of September 30, 2026, awards with respect to 138.2 million shares had been granted and 361.8 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9264 as of September 30, 2026.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Newmark Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Issuance of common stock and exchangeability expenses	$39,924	$45,970	$148,348	$135,202
Limited partnership units amortization	1,815	7,542	5,171	23,862
RSU amortization	7,805	15,326	25,101	41,691
Total compensation expense	49,544	68,838	178,620	200,755
Allocations of net income to limited partnership units and FPUs (1)	10,836	12,286	18,272	14,855
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$60,380	$81,124	$196,892	$215,610
(1) Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

Newmark Holdings Units
Balance, January 1, 2025	51,796,454
Issued	10,735,416
Redeemed/exchanged units	(11,541,874)
Forfeited units/other	(1,149,640)
Balance, December 31, 2025(1)	49,840,356
Issued	9,681,599
Redeemed/exchanged units	(6,566,846)
Forfeited units/other	(891,458)
Balance, September 30, 2026(2)	52,063,651

Total exchangeable units outstanding(1):
December 31, 2025	12,378,576
September 30, 2026	13,785,260
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of September 30, 2026, there were 1.8 million such partnership units in Newmark Holdings outstanding, of which 1.2 million units were exchangeable. There were no partnership units outstanding in BGC Holdings. As of December 31, 2025, there were 2.2 million such partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable.
(2)As of September 30, 2026, the total Limited Partnership Units included 2.3 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Newmark Holdings Units	2,675,968	3,379,740	9,878,662	11,073,490

Compensation expense related to the issuance of Newmark Class A common stock and grants of exchangeability on Newmark Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Issuance of common stock and exchangeability expenses	$39,924	$45,970	$148,348	$135,202

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Notional Value	$136,237	$153,976
Estimated fair value of the post-termination payout(1)	$54,906	$61,406
Outstanding limited partnership units in Newmark Holdings	12,614,576	15,082,749
Outstanding limited partnership units in Newmark Holdings - unvested	2,483,869	3,959,532
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 6,796,319 distribution earning limited partnership units and 1,450,726 N Units as of September 30, 2026. The aggregate estimated grant date fair value of these awards was $24,846,149 as of September 30, 2026. As of September 30, 2026, there was $5,785,184 of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over a weighted average period of 3.4 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Limited partnership units amortization	$1,815	$7,542	$5,171	$23,862

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	September 30, 2026	December 31, 2025
Notional Value	$508	$512
Estimated fair value of limited partnership units (1)	$257	$261
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During both the three and nine months ended September 30, 2026, there was no compensation expense (benefit) and $4.0 thousand compensation expense (benefit), respectively, related to these limited partnership units held by Newmark employees. During the three and nine months ended September 30, 2025, there was no compensation expense (benefit) related to these limited partnership units held by Newmark employees.

During the three months ended September 30, 2026 and 2025, Newmark employees were granted 1.9 million and 3.1 million N Units, respectively. During the nine months ended September 30, 2026 and 2025, Newmark employees were granted 5.6 million and 8.7 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain revenue thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as share-equivalent grants. During the three months ended September 30, 2026 and 2025, 2.3 million and 2.0 million N Units, respectively, were converted into distribution earning limited partnership units. During the nine months ended September 30, 2026 and 2025, 8.6 million and 6.0 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Total Fair Value of Shares Settled
Balance, January 1, 2025	10,977,725	$8.91	$97,771		3,586	$4.08	$15
Granted	3,023,455	11.84	35,802		—	—	—
Settled units (delivered shares)	(3,994,549)	8.80	(35,147)	$57,886	(1,316)	4.28	(6)	$12
Forfeited units	(329,858)	9.86	(3,253)		—	—	—
Balance, December 31, 2025	9,676,773	$9.84	$95,173		2,270	$3.96	$9
Granted	2,442,942	14.98	36,584		3,252	8.86	29
Settled units (delivered shares)	(2,878,629)	9.56	(27,516)	$42,773	(780)	4.76	(4)	$7
Forfeited units	(251,486)	9.90	(2,490)		—	—	—
Balance, September 30, 2026	8,989,600	$11.32	$101,751		4,742	$7.19	$34
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSU amortization	$7,805	$15,326	$25,101	$41,691

As of September 30, 2026 and December 31, 2025, there was $67.9 million and $59.7 million of total unrecognized compensation expense related to unvested Newmark RSUs, which is expected to be recognized over a weighted average period of approximately 4.1 years.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of September 30, 2026 and December 31, 2025, Newmark was committed to fund approximately $159.4 million and $133.5 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the third quarter of 2026 with contingent cash consideration of $12.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Other long-term liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(29)    Subsequent Events

On October 28, 2026, Newmark declared a qualified quarterly dividend of $0.06 per share payable on November 30, 2026, to Class A and Class B common stockholders of record as of November 13, 2026, which is the same as the ex-dividend date.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2026 and 2025. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Key Business Drivers. The key drivers of our business include our ability to attract and retain revenue generating headcount across our service lines, the productivity of these employees, and industry volumes in these areas. Volumes are largely a factor of economic and job growth, interest rates, the demand for commercial real estate as an investment, and the need for related debt and equity financing. Demand for our services is also influenced by secular trends with respect to outsourcing and other recurring revenue services we provide.

Continued Trends with Respect to Management Services, Servicing Fees and Other. Many of our Management Services offerings continue to benefit from increased outsourcing by corporations and other occupiers, owners of real estate, lenders, and investors. We expect these outsourcing trends to persist for the foreseeable future, which should benefit our recurring revenue businesses as we continue to invest in areas including property, project, and facilities management, as well as across our growing suite of managed services offerings. Between September 2025 and September 2026, our investments in recurring revenue businesses include six small acquisitions, all of which are recorded as part of Management Services, as well as the organic launches of our property and facilities management businesses in India and our new fund administration service line. See Note 4 — “Acquisitions” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe these recent investments will help drive stable and predictable revenue and earnings growth over time.

Additionally, we operate a high margin and growing loan servicing and asset management business focused on GSE/FHA loans, as well as on bank, private credit, and commercial mortgage-backed securities clients. We expect this business to benefit as the overall amount of commercial and multifamily debt outstanding increases, we continue to gain origination market share, and we drive further cross selling between service lines. As of September 30, 2026, our overall loan servicing and asset management portfolio grew by 23.2% year-on-year to $228.3 billion (of which 61.7% was limited servicing and asset management, 37.6% was higher margin primary servicing, and 0.7% was special servicing). We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

These factors, combined with our ability to increase revenue synergies between our service lines, enabled us to grow Management Services, Servicing Fees and Other revenues by an approximately 16% CAGR between 2017 and 2025, and to increase these recurring revenues by 18.3% year-on-year in the quarter ended September 30, 2026.

Attracting and Retaining Revenue-Generating Headcount. Over the twelve months ended September 30, 2026, we continued to solidify what we believe is our position as the platform of choice for many top professionals. We continue to attract some of the most prolific and experienced client-facing professionals in countries including the U.S., U.K., France, Germany, India, Italy, South Korea, Canada, and Singapore. We believe that these additions further demonstrate the strength of our global brand, and the value of our substantial investments in data analytics, technology, and talent. Our revenue-generating headcount in the U.S. was flat or up modestly year-on-year on a net basis over the last several quarters. Therefore, strong productivity gains were the primary driver of our year-on-year U.S. revenue growth in the third quarter and first nine months of 2026. We increased both the number of non-U.S. offices and our international revenue-generating headcount by double-digit percentages year-on-year as of September 30, 2026. As with nearly all newly hired professionals, these recent additions are expected to take at least 6 to 18 months to produce meaningful fees, although we generally record related expenses beginning in their first quarter with the Company. As more of Newmark’s newer team members ramp up, we expect to further improve our productivity and earnings over time, all else equal.

Trends in GDP and Job Growth. Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and with GDP growth. Unless otherwise noted, all of the following economic statistics are from Bloomberg, including interest rate futures market data and consensus estimates based on their respective October 16, 2026 U.K. and October 23, 2026 U.S. surveys of economists.

According to a preliminary estimate by the Bureau of Economic Analysis, U.S. GDP increased at an annualized rate of 3.4% in the third quarter of 2026, after having expanded 2.3% in 2025 and 3.0% in 2024. According to the Wall Street Journal, U.S. GDP growth was led by increased consumer spending on both goods and services, as well as higher capital expenditures, much of which was related to on categories closely tied to AI. S&P Global Ratings estimates that technology-related business investment accounted for more than a third of GDP growth over the trailing twelve months ended September 30, 2026, even after accounting for the fact that imports of items like computer chips are a drag on GDP. Higher private inventory investment and federal government spendings also contributed to the GDP increase. These factors were partially offset by lower and net exports and residential investment. While U.K. GDP for the quarter has not yet been released, the consensus is for it to grow by 1.5% year-on-year, after having expanded 1.2% in 2025 and 1.1% in 2024.

According to a preliminary estimate by the Bureau of Labor Statistics, the seasonally adjusted monthly average of U.S. non-farm payroll employment increased by approximately 51,000 in the third quarter of 2026. In comparison, the monthly average grew by 10,000 and 122,000 in full years 2025 and 2024. The September 2026 U.S. seasonally adjusted unemployment rate (based on U-3) was 4.2% compared with 4.4% a year earlier. According the Federal Reserve, lower recent U.S. job creation figures may be due in part to a sharp drop in immigration and an aging native-born workforce. Per the Office for National Statistics, the comparable U.K. unemployment rate as of August 2026 (the most recent data available) was 4.7% versus 4.8% a year earlier.

Interest Rate Environment. Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt are influenced by movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can often be meaningfully impacted by actual or anticipated movements in key short-term rates, such as the Fed Funds Target rate, as well as by market expectations with respect to inflation. In addition, a portion of commercial and multifamily mortgages involve floating interest rates tied to short-term benchmarks. Sudden changes in short term interest rates can therefore have pronounced effects on commercial mortgage origination and investment sales volumes.

The ten-year U.S. Treasury yield increased by approximately 113 and 82 basis points quarter-on-quarter and year-on-year, respectively to 5.3% as of September 30, 2026. Over the same time periods, the ten-year U.K. Gilt yield was up by approximately 67 basis points and 73 basis points, respectively, to 5.4%. These increases are mainly due to the sharp rise in prices for oil, natural gas, and other commodities related to the recent Middle East conflict and the closure of or disruption to the Strait of Hormuz. For context, ten-year U.S. Treasury and ten-year U.K. Gilt yields still remain below their 50-year average through December 31, 2025 of approximately 5.8% and 7.0%, respectively.

For the month of September, 2026, the U.S. and U.K. consumer price indices (including the imputed cost of housing) were up 3.7% and 3.5%, respectively, versus a year earlier. The various key inflation measures have both been higher than the 2% targets set by both the FOMC and MPC since June 2021, and the headline figures in both countries have been elevated in recent months due largely to the aforementioned increase in energy prices. The surveyed economists continue to expect inflation to remain above these targets through at least the end of 2027. Concerns about continued U.S. GDP growth, above-target inflation, and a potentially slowing job market may present a challenge to the FOMC’s dual mandate. The U.K. has experienced many of these same issues, albeit with lower GDP and labor productivity growth. Similar inflation and interest rate dynamics have also impacted the Eurozone and other major economies in recent months. As a result, both economists and futures market participants expect short-term yields in most of the countries in which Newmark conducts business to be higher for the foreseeable future.

In addition to benchmark interest rates, there are other metrics that are inversely correlated with the availability of credit for real estate investors. These include interest rate volatility as measured by the ICE BofA MOVE index and credit spreads as indicated by the Bloomberg U.S. Corp BBB/Baa - Treasury 10 Year Spread index, as well as similar measures with respect to the U.K. and Eurozone. Over the nine months ended September 30, 2026, these metrics were generally below their trailing five year averages in all three regions. In September and October of 2026, rate volatility rose to levels in-line with or above the five year averages per these measures and well above the lows recorded earlier in 2026. We believe that the increase in short- and long-term rates and rate volatility has and may continue to offset the positive impact of relatively narrow credit spreads with regards to global industry capital markets volumes.

Industry Capital Markets Activity. With respect to notional volumes, we believe that we continued to gain share in Capital Markets in the third quarter of 2026, while overall industry volumes were mixed. For example, based on their analysis of the most recently available data from MSCI and/or the MBA, Newmark Research estimates that U.S. notional investment sales volumes (excluding entity transactions) were up by approximately by 25% and 26% year-on-year in the three and twelve months ending September 30, 2026, respectively. While activity declined for multifamily and retail year-on-year in the quarter, it improved by double digit percentages for office, industrial, and other property types they track. In comparison, Newmark’s U.S. Investment Sales volumes improved by approximately 31% and 44% year-on-year over the same respective periods. Preliminary MSCI data indicates that global investment sales volumes excluding the U.S. were roughly flat year-on-year over the twelve months ending September 30, 2026, although this source often revises such figures upwards at a later date. Due mainly to our international investments, we grew our non-U.S. Investment Sales volumes by 121% over the same trailing twelve months, albeit from a low base.

Newmark faced challenging year-on-year comparisons in the third quarter of 2026 due to our approximately 129% improvement in Total Debt volumes in the year earlier period. On a trailing twelve month basis, our Total Debt volumes grew in line with the market. Based on their analysis of historical figures from the MBA and MSCI lending data, Newmark Research estimates that U.S. commercial and multifamily originations increased by 5% and 27%, respectively, in the three and twelve months ending September 30, 2026 versus the year earlier periods. In comparison, Newmark’s U.S. Total Debt volumes declined by approximately 37% and grew by 27%, respectively, over these same periods.

On a two year stacked basis, Newmark’s overall Capital Markets volumes increased 75% in the third quarter of 2026, compared to the third quarter of 2024, which represented significantly better improvement measured against the abovementioned comparable industry metrics. While we still generate the large majority our Capital Markets volumes in the U.S., we expect to further expand international offerings across investment sales, equity advisory, mortgage brokerage, and debt placement as we continue to invest in non-U.S. talent.

Against this market backdrop and inclusive of the challenging year-on-year comparison, Newmark’s revenues from Capital Markets revenues increased by (4.4)% for the quarter ended September 30, 2026.

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

U.S. industry office leasing activity (for deals over 10,000 square feet) totaled just over 62 million square feet in the third quarter of 2026. This represented an approximately 18% increase year-over-year, but was 21% below the quarterly average for 2018 and 2019. The continuing recovery was geographically diverse, with the San Francisco Bay Area, New York City, Orange County California, and Phoenix leading in annual occupancy growth. This was also the fifth consecutive quarter of leasing activity above 10 million square feet in New York City while it was the third highest quarterly leasing total since 2019 in San Francisco. However, the latter continues to have one of the highest vacancy rates among major U.S. markets. AI firms and other technology companies have become a strong driver of office demand, concentrated in key hubs like the New York and San Francisco regions, as well as the Seattle, Los Angeles, and Austin regions. With respect to the U.K., the central London office market remains relatively strong, particularly for better-quality accommodation where supply is increasingly constrained. Initial estimates are that office leasing volumes for London may have increased by as much as 20% in the third quarter of 2026 and continue to be supported by technology and AI businesses, law firms, retail, consulting, and financial occupiers. With the pipeline of new U.S. and U.K. office construction well below peak levels, and the conversion of obsolete space into multifamily and other uses, we expect office fundamentals to continue to improve in our key markets.

We also continue to see increased need for high quality office space in an increasing number of markets, led by ongoing return-to-workplace plans. Placer.ai data for September 2026 indicates that in-person attendance in the U.S. increased to an average of 74.5% of September 2019 pre-pandemic levels versus 71.6% September 2025. According to this same source, Miami remained above pre-pandemic levels, while New York City was at 89.0% as of September 2019. 9 out of 11 major U.S. metropolitan areas measured by Placer.ai improved year-on-year, with San Francisco once again showing the largest gains. With respect to the U.K., office attendance in the last week of September 2026 reached its highest level since the pandemic began, which was equivalent to 76.5% of pre-pandemic levels, according to CoStar and Remit Consulting.

New U.S. industrial leasing volume (for deals over 10,000 square feet) rose nearly 19% year over year in the third quarter of 2026, which was the strongest quarter since the first quarter of 2022 and led by large modern warehouses and distribution centers. Tenants in many markets are upgrading to newer facilities, and there was a notable uptick in industrial leasing related to data center development in certain markets. As demand has strengthened, national vacancy has fallen for a third consecutive quarter to 7.3%, a sign that the market has moved past peak vacancy. With respect to the U.K., industrial vacancy fell for the fifth consecutive period to 6.5% in the third quarter of 2026. Leasing activity was down 13% compared with a year ago but was nevertheless around the 5-year pre-pandemic average. Transaction count was higher than the same period last year, reflecting a smaller average deal size. Manufacturing led leasing activity in the third quarter of 2026, followed by logistics, and there was overall a broader occupier mix than in the previous quarter. Speculative completions remain low and U.K. prime annual rental growth picked up to 3.5% in the period.

Based on preliminary data, U.S. retail leasing activity for centers and properties of at least 20,000 square feet was 26 million square feet, or approximately 41% below the trailing ten-year average in the third quarter of 2026. These figures may be revised upwards at a later date. Among major markets, Dallas-Fort Worth, Phoenix, and Houston remain the most active. The New York City region is also active as it had the second-highest net absorption of the markets with over 150 million square feet of supply. With limited new construction, occupiers continue to have difficulty finding suitable locations. The 14 million square feet of positive net absorption, along with a limited number of move-outs, has stabilized the overall U.S. vacancy rate at 5.2%, which is 1.3 percentage points below the long-term average as of September 30, 2026. Retail properties built from 2000 onward remain the most desirable, with a national availability rate below 3%. In the U.K., retail property has stabilized following its prolonged correction, although performance remains uneven. Rental growth has remained positive since 2023 (albeit with signs of a recent plateau), supported by improving occupier demand and a longer-term reduction in vacancy. Retail parks and prime shopping destinations continue to outperform, benefiting from limited new supply and competition for well-located space. In contrast, secondary high streets and shopping centers remain more challenging. With household finances under pressure and occupancy costs elevated, retailers remain selective about expansion.

Against this generally improving market backdrop, Newmark’s revenues from Leasing and Other Commissions increased by 26.5% for the quarter ended September 30, 2026.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management Services, Servicing Fees and Other	$376,346	38.7%	$318,127	36.8%	$1,071,531	39.6%	$900,417	39.4%
Leasing and Other Commissions	308,648	31.7	244,008	28.3	836,709	30.9	689,344	30.1
Capital Markets	288,201	29.6	301,325	34.9	799,894	29.5	698,305	30.5
Total revenues	973,195	100.0	863,460	100.0	2,708,134	100.0	2,288,066	100.0
Expenses:
Compensation and employee benefits	576,161	59.2	510,216	59.1	1,631,472	60.2	1,364,771	59.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	60,380	6.2	81,124	9.4	196,892	7.3	215,610	9.4
Total compensation and employee benefits	636,541	65.4	591,340	68.5	1,828,364	67.5	1,580,381	69.0
Operating, administrative and other	198,409	20.4	175,340	20.3	565,990	20.9	480,326	21.0
Fees to related parties	9,227	0.9	8,185	0.9	25,839	1.0	25,549	1.1
Depreciation and amortization	45,065	4.6	45,460	5.3	137,276	5.1	134,429	5.9
Total operating expenses	889,242	91.4	820,325	95.0	2,557,469	94.4	2,220,685	97.0
Other income (loss), net	1,227	0.1	42,024	4.9	1,887	0.1	43,004	1.9
Income (loss) from operations	85,180	8.8	85,159	9.9	152,552	5.6	110,385	4.9
Interest expense, net	(8,220)	(0.8)	(7,974)	(0.9)	(22,548)	(0.8)	(25,480)	(1.1)
Income (loss) before income taxes and noncontrolling interests	76,960	7.9	77,185	8.9	130,004	4.8	84,905	3.8
Provision (benefit) for income taxes	17,972	1.8	18,731	2.2	30,985	1.1	12,887	0.6
Consolidated net income (loss)	58,988	6.1	58,454	6.8	99,019	3.7	72,018	3.2
Less: Net income (loss) attributable to noncontrolling interests	10,055	1.0	12,300	1.4	15,969	0.6	13,809	0.6
Net income (loss) available to common stockholders	$48,933	5.0%	$46,154	5.3%	$83,050	3.1%	$58,209	2.6%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$39,924	4.1%	$45,970	5.3%	$148,348	5.5%	$135,202	5.9%
Limited partnership units amortization	1,815	0.2	7,542	0.9	5,171	0.2	23,862	1.1
RSU amortization	7,805	0.8	15,326	1.8	25,101	0.9	41,691	1.8
Total equity compensation	49,544	5.1	68,838	8.0%	178,620	6.6%	200,755	8.8%
Allocations of net income to limited partnership units and FPUs	10,836	1.1	12,286	1.4	18,272	0.7	14,855	0.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$60,380	6.2%	$81,124	9.4%	$196,892	7.3%	$215,610	9.4%

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $58.2 million, or 18.3%, to $376.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was led by organic growth from Newmark’s expanding suite of outsourcing businesses for occupiers, owners, and lenders, as well as strong same-store improvement from Valuation & Advisory. Management Services fees also reflect six acquisitions completed since the third quarter of last year. Servicing fees increased by $4.0 million to $51.2 million for the three months ended September 30, 2026 from $47.3 million for the three months ended September 30, 2025, offset by a decrease in escrow interest income and interest income on loans held for sale of $2.9 million to $25.7 million for the three months ended September 30, 2026 from $28.6 million for the three months ended September 30, 2025.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $64.6 million, or 26.5%, to $308.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, which was driven by higher fees from industrial and office clients across several key West Coast U.S. markets and Texas.

Capital Markets
Capital Markets revenues decreased by $13.1 million, or 4.4%, to $288.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was due to Newmark’s lower origination activity, which was partially offset by an approximate 33% rise in our Investment Sales volumes. This Investment Sales improvement was led by multifamily, particularly in seniors and affordable housing, as well as higher industrial and retail volumes. Newmark’s Origination business faced a difficult comparison following the approximately 129% growth in our Total Debt volumes in the third quarter of 2025, in addition to lower industry multifamily GSE activity in the third quarter of 2026.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $65.9 million, or 12.9%, to $576.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to higher commission-based revenues, costs recorded by recently acquired companies, higher pass through compensation expense, and expenses related to investments in growth.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $20.7 million, or 25.6%, to $60.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease is due to the timing of grants of exchangeability, including with respect to contract renewals.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $23.1 million, or 13.2%, to $198.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a $22.4 million increase in overall pass through items related to the double-digit growth of Newmark’s Occupier Solutions and Property Management businesses.

Fees to Related Parties
Fees to related parties increased by $1.0 million, or 12.7%, to $9.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2026 decreased by $0.4 million, or 0.9%, to $45.1 million compared to the three months ended September 30, 2025.

Other Income (loss), Net
Other income (loss), net was $1.2 million and $42.0 million for the three months ended September 30, 2026 and 2025, respectively. The income for the three months ended September 30, 2026 primarily related to recoveries from forfeited shares of restricted Newmark Class A common stock. For the three months ended September 30, 2025, income primarily included net $42.3 million received from insurers pursuant to the previously disclosed settlement of a stockholder derivative litigation.

Interest Expense, Net
Interest expense, net increased by $0.2 million, or 3.1%, to $8.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Provision for Income Taxes
Provision for income taxes decreased by $0.8 million, or 4.1%, to $18.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to the impact of change in the level and geographical mix of pretax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $2.2 million, or 18.3%, to $10.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Revenues

Management Services, Servicing Fees and Other
Management Services, Servicing Fees and Other revenues increased by $171.1 million, or 19.0%, to $1,071.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was led by organic growth from Newmark’s expanding suite of outsourcing businesses for occupiers, owners, and lenders, as well as strong same-store improvement from Valuation & Advisory. Management Services fees also reflect six acquisitions completed since the third quarter of last year.

Leasing and Other Commissions
Leasing and Other Commission revenues increased by $147.4 million, or 21.4%, to $836.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was led by significant office activity for clients across several major industry categories.

Capital Markets
Capital Markets revenues increased by $101.6 million, or 14.5%, to $799.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase reflects higher multifamily sales activity, particularly in senior housing and affordable housing, as well as higher lodging volumes.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $266.7 million, or 19.5%, to $1,631.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to higher commission-based revenues, costs recorded by recently acquired companies, higher pass through compensation expense, and expenses related to investments in growth.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $18.7 million, or 8.7%, to $196.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease is due to the timing of grants of exchangeability, including with respect to contract renewals.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $85.7 million, or 17.8%, to $566.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to an increase in overall pass through expenses related to the growth of Newmark’s Occupier Solutions and Property Management businesses. The increase also reflects a charge of $1.8 million related to lease terminations related to liquidated entities compared with a credit of $14.7 million for the same item in the year earlier period.

Fees to Related Parties
Fees to related parties increased by $0.3 million, or 1.1%, to $25.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2026 increased by $2.8 million, or 2.1%, to $137.3 million compared to the nine months ended September 30, 2025.

Other Income (loss), Net
Other income (loss), net was $1.9 million and $43.0 million of income for the nine months ended September 30, 2026 and 2025, respectively. The income for the nine months ended September 30, 2026 primarily consisted of recoveries from forfeited shares of restricted Newmark Class A common stock. For the nine months ended September 30, 2025, the income primarily included net $42.3 million received from insurers pursuant to the previously disclosed settlement of a stockholder derivative litigation.

Interest Expense, Net
Interest expense, net decreased by $2.9 million, or 11.5%, to $22.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a $4.1 million increase in interest income.

Provision for Income Taxes
Provision for income taxes increased by $18.1 million, or 140.4%, to $31.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the impact of change in the level and geographical mix of pretax earnings and 2025 tax benefit from revaluation of deferred tax assets due to corporate ownership change. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the level, geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $2.2 million, or 15.6%, to $16.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by higher pre-tax income.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $900.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2026, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $597.5 million and $280.0 million outstanding under the Credit Facility with a carrying amount of $280.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $5.8 billion as of September 30, 2026 and $5.0 billion as of December 31, 2025.

Total liabilities were $4.0 billion as of September 30, 2026 and $3.3 billion as of December 31, 2025.

Liquidity
As of September 30, 2026, we had cash and cash equivalents of $240.0 million. Additionally, we had $620.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt

The carrying value of our debt, excluding our warehouse facilities, consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
7.500% Senior Notes	$597,508	$596,746
Credit Facility	280,000	75,000
Total corporate debt	$877,508	$671,746

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

During the nine months ended September 30, 2026, there were $335.0 million of borrowings and $130.0 million of repayments under the Credit Facility. As of September 30, 2026, there were $280.0 million of borrowings outstanding under the Credit Facility. As of September 30, 2026, borrowings under the Credit Facility carried an interest rate of 5.28%, with a weighted-average interest rate of 5.28% for the nine months ended September 30, 2026. As of December 31, 2025, there were $75.0 million of borrowings under the Credit Facility.

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

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of September 30, 2026, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $500.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2026 and December 31, 2025 we had $1.3 billion and $0.9 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Repurchase Agreement

As part of Newmark’s Multifamily Bridge Program, on August 27, 2026, Newmark entered into a Repurchase Agreement by and among BPF WIN-1 LLC, as sellers, and Bank of America, N.A., as buyers and administrative agent. The Repurchase Agreement provides for a $300.0 million facility amount. See Note 3 — “Summary of Significant Accounting Policies” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Leases
Total lease liability as of September 30, 2026 was $521.7 million, of which $232.8 million of lease liability was within our flexible workspace business. In addition, Newmark had contracted future customer revenues and sub-lease income primarily related to its flexible workspace business as of September 30, 2026 amounting to approximately $160.2 million.

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

As of September 30, 2026, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows

Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(175,421)	$(446,515)
Add back:
Net activity from loan originations and sales	414,611	593,215
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$239,190	$146,700
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $111.9 million and $177.3 million for the nine months ended September 30, 2026 and 2025, respectively. Excluding these loans, net cash provided by (used in) operating activities excluding loan originations and sales would be $351.1 million and $324.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash Flows for the Nine Months Ended September 30, 2026
For the nine months ended September 30, 2026, $175.4 million of cash was used in operating activities. Excluding activity from loan originations and sales, cash provided by operating activities for the nine months ended September 30, 2026 was $239.2 million. Cash provided by operating activities included $111.9 million of loans, forgivable loans and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $198.6 million, consisting primarily of $72.1 million of payments for non-marketable assets, $34.7 million of payments for loans held for investment, $47.2 million of cash paid for the purchases of fixed assets and $33.9 million of payments for acquisitions, net of cash acquired. Cash provided by financing activities of $381.9 million primarily related to net proceeds from warehouse facilities of $416.7 million, $205.0 million of net borrowings under the Credit Facility, and $28.0 million of proceeds from the Repurchase Facility. This was offset by treasury stock repurchases of $210.5 million and payments to shareholders and partners for dividends and distributions (including tax distributions) of $56.3 million.

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

Credit Ratings

    As of September 30, 2026, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
S&P Global Ratings	BBB-	Stable
JCRA	A-	Stable
Kroll Bond Rating Agency	BBB-	Positive

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

Certain Related Party Transactions
The following related party disclosure relates to the period subsequent to September 30, 2026. See Note 24 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for related party transactions prior to September 30, 2026.

Transactions with Executive Officers and Directors

On October 1, 2026, 14,285 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under the Rispoli Employment Agreement.

Cantor Rights to Purchase Cantor Units from Newmark Holdings

As of November 6, 2026, there were 215,560 Founding Partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange. See Note 24 — “Related Party Transactions Cantor Rights to Purchase Cantor Units from Newmark Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding Cantor’s rights to purchase Cantor Units pursuant to the terms of the Newmark Holdings limited partnership agreement.

Fountain House Charitable Donation

On September 16, 2025, the Board and Audit Committee approved a charitable donation of $2.0 million from a subsidiary of the Company to Fountain House, a national mental health nonprofit organization. Mr. Gosin serves on the Board of Directors of Fountain House.

On October 28, 2026, the Board and Audit Committee approved additional charitable donations from a subsidiary of the Company to Fountain House in the amount of $500,000 for 2026 and $500,000 for 2027.

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

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Common stock outstanding(1)	180,297	177,717
Partnership units(2)	68,621	70,550
RSUs (Treasury stock method)	4,202	4,576
Newmark exchange shares	356	336
Total(3)	253,476	253,179
(1)Common stock consisted of Newmark Class A common stock and Newmark Class B common stock. For the nine months ended September 30, 2026, the weighted-average number of shares of Newmark Class A common stock and Newmark Class B common stock that were included in our fully diluted EPS computation was 159.0 million shares and 21.3 million shares, respectively.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units. See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the 20.5 million partnership units held by Cantor as of September 30, 2026 were generally exchangeable into up to 19.0 million shares of Newmark Class A common stock and/or Newmark Class B common stock at the then-current Exchange Ratio of 0.9264. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the nine months ended September 30, 2026 and 2025, the weighted-average share count included 0.9 million and 43.6 thousand anti-dilutive securities, respectively, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of September 30, 2026 and 2025 was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Common stock outstanding	179,172	178,777
Partnership units	68,018	66,853
RSUs (Treasury stock method)	3,791	5,714
Newmark exchange shares	321	404
Total	251,302	251,748

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2026, we have issued 3.6 million shares of our Class A common stock under this registration statement.

Contingent Payments Related to Acquisitions

As of September 30, 2026, our contingent cash consideration balance related to acquisitions was $12.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loan is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2026 and December 31, 2025, the aggregate balance of employee loans, net of reserve, was $887.5 million and $862.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans was $32.5 million and $33.5 million, for the three months ended September 30, 2026 and 2025, respectively, and $86.7 million and $90.2 million for the nine months ended September 30, 2026 and 2025, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2026 and 2025, we expensed $10.2 million and $13.3 million, respectively, of “Operating, administrative and other” expense on the accompanying unaudited condensed consolidated statements of operations. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2026, there were 258,422,419 shares of Newmark Class A common stock issued and 157,886,609 shares outstanding. As of September 30, 2026, Cantor and CFGM held 1,025,612 shares of Newmark Class A common stock, representing approximately 0.3% of our total voting power. See “—Partnership Exchange Rights into Newmark Class A and Class B Common Stock,” below, for a discussion of developments after September 30, 2026.

Newmark Class B common stock. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of September 30, 2026, Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 57.4% of our total voting power.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) had converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock as of September 30, 2026, they would have collectively held 12.5% of the voting power in Newmark and the other stockholders of Newmark would have held 87.5% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if as of September 30, 2026 (1) Cantor, CFGM and Mr. Brandon Lutnick (through his control of Cantor and CFGM and beneficial ownership of shares held by them) continued to hold shares of Newmark Class B common stock and (2) Cantor exchanged all of the 20,383,335 Newmark Holdings exchangeable limited partnership units then held by Cantor for shares of Newmark Class B common stock, Cantor, CFGM, and Mr. Brandon Lutnick would have held 72.8% of the voting power in Newmark, and the stockholders of Newmark other than Cantor, CFGM, and Mr. Brandon Lutnick would have held 27.2% of the voting power in Newmark.

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2026, we directly held Newmark OpCo limited partnership interests consisting of approximately 183,449,562 units, representing approximately 72.8% of the outstanding Newmark OpCo limited partnership interests.

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

As of September 30, 2026, 1,287,259 founding/working partner interests were outstanding. These founding/working partner interests were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

We also provide exchangeability for partnership units into Newmark Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2026, 68,535,278 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and Newmark Class A or Class B common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2026, the exchange ratio was 0.9264.

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

The Lutnick Family Voting Agreement also prohibits the transfer of the Lutnick Family Voting Agreement Securities without the consent of a Majority of the Family Branches, subject to certain limited exceptions. As of September 30, 2026, Mr. Brandon Lutnick beneficially owned 4,391,380 shares of our Class A common stock and 21,285,533 shares of our Class B common stock, collectively representing 58.6% of the total voting power of our outstanding common stock.

Ownership Structure. The following diagram illustrates the ownership structure of Newmark as of September 30, 2026. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2026

Cantor (2)
57.7% of voting power
17.2% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc. (3)
41.4% of voting power
62.4% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
0.9% of voting power
1.8% of indirect economic interest in Newmark OpCo
• 0.6% Class A common stock (0.6% of economics and 0.3% of voting power)
• 100% Class B common stock (11.9% of economics and 57.4% of voting power)
• 9.1% indirect economic interest in Newmark OpCo
• 97.3% Class A common stock (85.7% of economics and 41.4% of voting power)
• 62.4% indirect economic interest in Newmark OpCo
• 2.1% Class A common stock (1.8% of economics and 0.9% of voting power)
• 1.3% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership interests (29.9% of economics of Newmark Holdings)
• 8.1% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
19.1% of indirect economic interest in Newmark OpCo
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Non-Voting Limited Partnership interests (70.1% of economics of Newmark Holdings)
• 19.1% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership interests (72.8% of economics of Newmark OpCo)
• General Partner interests (controlling interest)
• Special Voting Limited Partnership interests
• Limited Partnership interests (27.2% of economics of Newmark OpCo)
Newmark Partners, L.P. ("Newmark OpCo")
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 11.7% of the economics and 56.5% of the voting power in Newmark Group, Inc. CFGM has 0.8% of the economics and 1.2% of the voting power in Newmark Group, Inc.

The diagram reflects the following activity in Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2025 through September 30, 2026: (a) an aggregate of 9,287,741 limited partnership units granted by Newmark Holdings; (b) 14,298,358 shares of Newmark Class A common stock repurchased by us; (c) 111,671 shares of Newmark Class A common stock forfeited; (d) 2,081,182 shares of Newmark Class A common stock issued for RSUs; (e) 524,046 shares of Newmark Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 16,401,152 of such shares remaining available for issuance by us under such Registration Statement; and (f) 419,049 terminated limited partnership units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk
Our multifamily origination business under the Fannie Mae DUS program originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels of risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, or non-compliance findings by Fannie Mae, which result in higher risk sharing levels, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had outstanding $600.0 million aggregate principal amount of 7.500% Senior Notes and $280.0 million outstanding on the Credit Facility as of September 30, 2026. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. The 30-day SOFR as of September 30, 2026 was 375 basis points and 431 basis points at September 30, 2025. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $14.6 million based on our escrow balances as of September 30, 2026 and by $13.9 million based on our escrow balances as of September 30, 2025. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $14.6 million based on our escrow balances as of September 30, 2026 and by $13.9 million based on the escrow balances as of September 30, 2025.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $13.1 million based on our outstanding balances as of September 30, 2026 and by $13.5 million based on our outstanding balances as of September 30, 2025. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $13.1 million based on our outstanding warehouse balance as of September 30, 2026 and by approximately $13.5 million based on our outstanding warehouse balance as of September 30, 2025. During 2025, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on U.S. Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item 6. Certain schedules and exhibits to exhibits designated by one asterisk (*) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC.

Exhibit Number	Exhibit Title

10.1
Third Amended and Restated Employment Agreement, dated as of August 6, 2026, by and among Newmark Partners, L.P., Newmark Holdings, L.P. and Barry M. Gosin. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2026).

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Barry M. Gosin
Name:	Barry M. Gosin
Title:	Chief Executive Officer

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: November 6, 2026